Form 10QSB
period 1999-09-30
MAX DEVELOPMENT INC
filed 1999-10-18
CIK 1089124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999           Commission File Number 0-27337
                  ------------------                                  -------



                              MAX DEVELOPMENT, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                     84-1474940
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


6025 South Quebec Street, Suite 150, Englewood, Colorado             80111
--------------------------------------------------------            --------
(Address of principal executive offices)                           (Zip code)

                                 (720) 489-8873
               --------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes     X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.001 par value                              2,322,000
         Class                                      Number of shares outstanding
                                                        at October 13, 1999

--------------------------------------------------------------------------------
                     This document is comprised of 9 pages.

FORM 10-QSB
2ND QUARTER




                                      INDEX





                                                                            Page


PART I - FINANCIAL INFORMATION
    Item 1.  Financial Statements *

    Condensed balance sheet, September 30, 1999 (Unaudited)...............   3

    Condensed statements of operations, three and nine months
       ended September 30, 1999 and 1998 (Unaudited), and
       April 23, 1998 (inception) through September 30, 1999 (Unaudited)..   4

    Condensed statements of cash flows, three and nine months
       ended September 30, 1999 and 1998 (Unaudited), and
       April 23, 1998 (inception) through September 30, 1999 (Unaudited)..   5

    Notes to condensed financial statements (Unaudited)...................   6

    Item 2.  Plan of Operation............................................   7

PART II - OTHER INFORMATION...............................................   7

    Item 1.  Legal Proceedings
    Item 2.  Changes in Securities
    Item 3.  Defaults Upon Senior Securities
    Item 4.  Submission of Matters to a Vote of Security Holders
    Item 5.  Other Information
    Item 6.  Exhibits and Reports on Form 8-K
    Signatures............................................................   8


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I  Item 1.  Financial information
------           ----------------------

                             MAX DEVELOPMENT, INC.
                          ---------------------------
                         (A Development Stage Company)

                            Condensed Balance sheet
                                  (Unaudited)

                               September 30, 1999

                                     ASSETS

CASH ...........................................................    $ 35,165

INVESTMENT, less allowance of $15,000 ..........................          --
                                                                    --------

                                                                    $ 35,165
                                                                    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accrued liabilities .........................................    $    750
                                                                    --------
                                               TOTAL LIABILITIES         750
                                                                    --------

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized; -0- shares issued and outstanding ............          --
   Common stock, $.001 par value; 10,000,000 shares
      authorized; 2,322,000 shares issued and outstanding ......       2,322
   Additional paid-in capital ..................................      75,743
   Deficit accumulated during development stage ................     (43,650)
                                                                   ---------
                                                                      34,415
                                                                   ---------

                                                                   $  35,165
                                                                   =========

           See accompanying notes to condensed financial statements


                                                      MAX DEVELOPMENT, INC.
                                                      ---------------------
                                                   (A Development Stage Company)

                                                 Condensed Statements of Operations
                                                              (Unaudited)

                                                                                                                      April 23, 1998
                                                           Three Months Ended               Nine Months Ended           (Inception)
                                                             September 30,                   September 30,                through
                                                     ---------------------------       --------------------------        Sept. 30,
                                                        1999              1998            1999            1998             1999
                                                     -----------       ---------       -----------       --------       -----------
COSTS AND EXPENSES
Rent ..........................................      $     3,000       $     --        $     6,000       $    --        $     6,000
Professional fees .............................            7,085             --             14,085            --             16,585
Stock transfer fees ...........................              175             --              1,045            --              1,045
Other .........................................              370             --              4,646            --              5,020
                                                     -----------       ----------      -----------       ---------      -----------
                       OPERATING LOSS .........          (10,630)            --            (25,776)           --            (28,650)

NON-OPERATING EXPENSE
Loss on write-down of
     investment ...............................             --               --            (15,000)           --            (15,000)
                                                     -----------       ----------      -----------       ---------      -----------
                          LOSS BEFORE
                         INCOME TAXES .........          (10,630)            --            (40,776)           --            (43,650)

INCOME TAXES (Note C) .........................             --               --               --              --               --
                                                     -----------       ----------      -----------       ---------      -----------

                             NET LOSS .........      $   (10,630)      $     --        $   (40,776)      $    --        $   (43,650)
                                                     ===========       ==========      ===========       =========      ===========
Basic and diluted loss
     per common share .........................      $      *          $     *         $     (0.02)      $    *         $     (0.02)
                                                     ===========       ==========      ===========       =========      ===========

Basic and diluted weighted
     average common shares
     outstanding ..............................        2,322,000             --          2,196,778            --          2,101,200
                                                     ===========       ==========      ===========       =========      ===========

*  Less than $.01 per common share

            See accompanying notes to condensed financial statements

                                             MAX DEVELOPMENT, INC.
                                             ---------------------
                                         (A Development Stage Company)

                                       Condensed Statements of Cash Flows
                                                    (Unaudited)

                                                                                                          April 23, 1998
                                                                                   Nine Months Ended        (Inception)
                                                                                      September 30,           through
                                                                                ----------------------        Sept. 30,
                                                                                  1999           1998           1999
                                                                                --------        ------    ----------------
                                                  NET CASE (USED IN)
                                                OPERATING ACTIVITIES ..........  (25,335)          --          (25,122)
                                                                                --------          ---         --------
INVESTING ACTIVITIES
Purchase of investment ........................................................  (15,000)          --          (15,000)
                                                                                --------          ---         --------
                                                  NET CASH (USED IN)
                                                INVESTING ACTIVITIES ..........  (15,000)          --          (15,000)
                                                                                --------          ---         --------
FINANCING ACTIVITIES
Proceeds from sale of common stock ............................................   80,500           --           80,500
Payments for offering costs ...................................................   (5,000)          --           (5,213)
                                                                                --------          ---         --------
                                                NET CASH PROVIDED BY
                                                FINANCING ACTIVITIES ..........   75,500           --           75,287
                                                                                --------          ---         --------


NET CHANGE IN CASH ............................................................   35,165           --           35,165
Cash, beginning of period .....................................................     --             --             --
                                                                                --------          ---         --------

CASH, END OF PERIOD ........................................................... $ 35,165          $--         $ 35,165
                                                                                ========          ===         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest ................................................... $   --            $--         $   --
                                                                                ========          ===         ========
     Cash paid for income taxes ............................................... $   --            $--         $   --
                                                                                ========          ===         ========


                            See accompanying notes to condensed financial statements

5

                              MAX DEVELOPMENT, INC.
                              ---------------------
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1999

Note A:  Basis of presentation
         ----------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-SB dated May 31, 1999 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B:  Related party transactions
         --------------------------

The Company leased office space from an affiliate on a month-to-month basis during the nine months ended September 30, 1999. Rent expense for the period totaled $6,000.

During the nine months ended September 30, 1999, an affiliate incurred expenses on behalf of the Company totaling $137. The Company repaid all $137 prior to September 30, 1999.

During the nine months ended September 30, 1999, the Company repaid an officer $40 for expenses paid on behalf of the Company in the prior year.

Note C:  Income taxes
         ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months and nine months ended September 30, 1999 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Part I. Item 2. Plan of operation
------          ------------------

                              MAX DEVELOPMENT, INC.
                              ---------------------
                          (A DEVELOPMENT STAGE COMPANY)

PLAN OF OPERATION
-----------------
The plan of the Company's management, for the next twelve months, is to search for diamond mining prospects in South Africa to be identified by the Company's contacts located in South Africa. Additionally, the Company is open to the evaluation of mining investments located in the United States and has opened its spectrum of possible investments and/or business combinations to companies that may be operating outside of the Company's original business plan.

At September 30, 1999 the Company had one employee (its sole officer and director) and, except for any potential mergers and/or acquisitions, does not anticipate materially increasing the number of employees in the next twelve months.

RESULTS OF OPERATIONS
---------------------
No income producing operations were conducted during the most recent quarter. Expenses, since year-end consisted of rent, legal, accounting and audit fees, transfer agent fees and general and administrative costs.

FINANCIAL CONDITION
-------------------
There have been no material changes to the Company's financial condition during the three months ended September 30, 1999. The common stock offering conducted during the nine months ended September 30, 1999 has funded all development stage activity.


PART II - OTHER INFORMATION
---------------------------
Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits              27 - Financial Data Schedule.

         There were no reports on Form 8-K.

SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 1999 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             MAX DEVELOPMENT, INC.
                                                           (Registrant)


DATE:    October 15, 1999                  BY: /s/  David C. Olson
         ----------------                      ---------------------------------
                                                    David C. Olson
                                                    President




8