Form 10KSB
period 1999-12-31
MAX DEVELOPMENT INC
filed 2000-04-13
CIK 1089124

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999     Commission File Number: 0-27337
                           -----------------                             -------

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                              MAX DEVELOPMENT, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


         COLORADO                                      84-1474940
--------------------------------           ----------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


6025 S. Quebec Street, Suite 150, Englewood, Colorado                 80111
-----------------------------------------------------               ---------
     (Address of Principal Executive Office)                        (Zip Code)


Issuer's telephone number:  (720) 489-8873
                            ---------------

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                         -------------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
  X  Yes          No
----          ----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [ X ]

State issuer's revenues for its most recent fiscal year: $ -0-

As of December 31, 1999: (a) 2,322,000 common shares, $.001 par value, of the registrant were outstanding; (b) approximately 322,000 common shares were held by non-affiliates; and (c) the aggregate market value of the common shares held by non-affiliates was $80,500 based on the last sale of $.25 per share in a private offering conducted by the Company during the first half of 1999.

Documents incorporated by reference: None.

MAX DEVELOPMENT, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

                                                                           Page

PART I

     Item 1.      DESCRIPTION OF BUSINESS.................................   3

     Item 2.      DESCRIPTION OF PROPERTY.................................   9

     Item 3.      LEGAL PROCEEDINGS.......................................   9

     Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....   9

PART II

     Item 5.      MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.....................................   9

     Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION ......................................  10

     Item 7.      FINANCIAL STATEMENTS....................................  11

     Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.................  11

PART III

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ACT.....................................................  11

     Item 10.     EXECUTIVE COMPENSATION..................................  12

     Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..............................................  14

     Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........  14

     Item 13.     EXHIBITS AND REPORTS ON FORM 8-K........................  15

Additional information
----------------------
     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits and Reports of Form 8-K.")


                Special Note Regarding Forward Looking Statements
                =================================================

Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations and related expenditures, potential contractual arrangements, anticipated revenues and related expenditures. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.


PART I

Item 1. DESCRIPTION OF BUSINESS
================================

     (a)  General Development of Business
          -------------------------------

     Max Development, Inc. (the "Company" or the "Registrant"), was organized under the laws of the State of Colorado on April 23, 1998. The Company's executive offices are presently located at 6025 South Quebec Street, Suite 150, Englewood, Colorado 80111, and its telephone and facsimile numbers are (720) 489-8873 and (720) 489-8874, respectively.

     The Company received gross proceeds in the amount of $80,500 from the sale of a total of 322,000 shares of common stock, $.001 par value per share (the "common stock"), in an offering conducted during the period from January through May 1999 pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder.

     On April 21, 1999, the Company acquired approximately eight percent of the total number of outstanding common shares of Northern Ventures Ltd. ("NVL"), a British Virgin Islands corporation, in consideration for the sum of $15,000 in cash. NVL holds, through a wholly-owned Republic of South Africa ("RSA") corporation, a contract right to mine the admiralty strip on a marine diamond concession, known as the Brazil Farms concession, in the Atlantic Ocean off the west coast of the RSA. As of December 31, 1999, after due consideration, the board of directors of the Company determined that there was clear evidence of an impairment in the carrying value of NVL's common stock. Accordingly, a permanent decline for the full amount of the investment ($15,000) was charged to operations in the Company's financial statements for the year ended December 31, 1999.

     (b)  Narrative Description of the Business
          --------------------------------------

         General
         -------

     As of the date hereof, the Company's activities in the mining industry are limited to its participation in marine diamond mining operations off the west coast of the RSA through the Company's minority ownership interest in NVL. NVL is conducting such operations through a wholly-owned Republic of South Africa corporation. The Company owns of record and beneficially 182 shares, representing approximately eight percent of 2,370 outstanding shares, of common stock of NVL. Northern Ventures

SA (Pty) Ltd. ("NVSA"), the RSA corporation wholly-owned by NVL, holds a contract right to mine the admiralty strip on the NR 5A marine diamond concession, also known as the "Brazil Farms" concession, in the Atlantic Ocean off the west coast of RSA where NVSA's diamond mining operations, partially funded by the Company's investment in NVL, are conducted. NVL, since 1997, raised a total of approximately $119,750 from the sale of its common stock, including the sum of $15,000 received from the Company, which was used to complete the acquisition of equipment, hire qualified labor (including divers), rent a beach facility and pay the operating costs of the trial-run beach operation involving exploration and limited production activities on the Brazil Farms concession. The trial-run beach operation, conducted during a period of approximately seven months from October 7, 1998, through the end of April 1999, spanned approximately four months more than the three-month period initially anticipated. The operations of the crew during this period, on five separate locations along the tidal zone of the Brazil Farms concession, were required to be halted periodically because of adverse weather conditions. Nevertheless, such operations yielded 2,115 bags of gravel weighing 42.3 tons, which were processed on site into 142.81 carats of diamonds. NVL has realized net revenue from diamond sales to date of $9,854, after operating expenses (not including NVSA's administrative expenses and equipment costs) aggregating approximately $18,047.

     The minimal revenue realized by NVL to date has been attributed by its management to three factors: (i) the lower than expected quantities of diamonds per ton of gravel processed; (ii) the smaller size of diamonds (less than one carat) than anticipated; and (iii) NVSA's responsibility for payment of a 40% royalty and 3% marketing fee before payment of all operating expenses. Despite these factors, the diamonds located to date have been high-grade in quality and NVL expects to resume mining operations in late September 1999; which operations were halted after the first season in April 1999 because of the onset of unfavorable weather conditions in the southern hemisphere. Prior to re-commencing mining activities, however, management intends to review the results of an independent contractor's activities, including the evaluation of new types of equipment and prospecting in areas in the tidal zone unfamiliar to NVL, conducted during the autumn season despite the limitations imposed by the adverse weather and sea conditions. NVL initially undertook the Brazil project based upon, among other things, the likelihood, in the assessment of its Board of Directors, that the Brazil Farms admiralty strip concession contains significant amounts of gem quality diamonds and upon the independent geological report of Mr. Stuart D. Lyle, Cape Town, RSA, on the viability of the project. Based upon the foregoing and the quality of the small quantity of diamonds mined by NVSA to date, Company management remains hopeful that NVL will realize profits from future operations from which the Company will benefit as a minority shareholder of NVL via dividends and/or otherwise.

     Mr. David C. Olson, the sole executive officer and director of the Company and owner of 77.9 percent of the issued and outstanding shares of the Company's Common Stock, has no experience in the mining industry in general or specifically, with respect to diamond mining. Because of this, among other reasons, the Company purchased, as its initial venture in the mining industry, a minority interest in NVL based upon management's belief and the recommendations of Mr. Robert A. Hildebrand, a consultant to the Company that NVL is managed by experienced individuals and has reasonable potential for success in the marine diamond mining venture being conducted utilizing the Company's and other invested funds. The Company proposes to participate in one or more mining ventures in addition to its investment in NVL if it succeeds in raising additional debt and/or equity financing, which is not assured. For the foreseeable future and until experienced mining personnel join the Company, if ever, virtually all decisions concerning the Company's participation in mining opportunities will be made or significantly influenced by Mr. Hildebrand.

     NVL has five officers and directors, including (i) Mr. Stephen E. Rounds, a minority shareholder of the Company; (ii) Mr. Richard D. Robinson; (iii) Mr. Ian
L. Forrest; (iv) Mr. Ian J. Ffrench; and (v) Mr. Frank Karefa-Smart. All of the foregoing serve in the positions of Director of NVL except for Mr. Rounds, who serves as the Managing Director. Mr. Robinson serves as the Chief Safety Officer, Engineer and as a director of NVSA, the RSA corporation 100%-owned by NVL. Set forth below is a brief description of each of these individuals:

     Stephen E. Rounds, age 53, a United States citizen resident in Denver, Colorado, is a corporate and Federal securities attorney licensed in the United States and Colorado.

     Richard D. Robinson, age 50, a United Kingdom citizen experienced in mining and working with financial institutions, presently serves as a consultant to a diamond production company in the Ivory Coast.

     W. Ian L. Forrest, age 57, a resident of Switzerland and a Scottish Chartered Accountant, holds management, non-executive and consulting positions in several European, Canadian and South African corporations, including Caledonia Mining, Reunion Mining PLC, Gaelic Rescues and Menora Resources, which are listed on various exchanges (Dublin, London, Montreal, Toronto and/or Johannesburg).

     Ian J. Ffrench, age 55, is a British citizen; resides in Jersey, Channel Islands, United Kingdom; and holds a Jersey passport. Mr. Ffrench, a Fellow of the Institute of Chartered Accountants in England and Wales and an Associate of the Society of Trust and Estate Practitioners, is Managing Director of a Swiss management company located in Geneva, Switzerland. Frank Karefa-Smart, age 65, a citizen of Sierra Leone, is the government liaison for Langer International Ltd., a Tel Aviv and Brussels diamond dealer licensed to deal diamonds in Sierra Leone with offices in Freetown, Sierra Leone and other African countries.

     Ownership
     ---------

     The following table sets forth certain information regarding the ownership of NVL's common stock as of December 31, 1999:

--------------------------------------------------------------------------------
                                                           Consideration
                              Shares    Percentage   ---------------------------
 Name of Shareholder          Owned      of Class        Cash         Services
----------------------      ----------  ----------   -------------   -----------
Steven E. Rounds            658 shares    27.8%      $ 15,750.00     $ -
Richard D. Robinson         400 shares    16.9%      $  7,000.00     $ 19,667.00
Ian Forrest                 300 shares    12.7%      $ 20,000.00     $ -
Ian Ffrench                 300 shares    12.7%      $ 20,000.00     $ -
Paddington Investments      200 shares     8.4%      $ 20,000.00     $ -
Max Development, Inc.       182 shares     7.7%      $ 15,000.00     $ -
Frank Karefa-Smart          100 shares     4.2%      $ -             $ 10,000.00
Shalimar Business Services  100 shares     4.2%      $ 10,000.00     $ -
David C. Olson               60 shares     2.5%      $  5,000.00     $ -
Jerry W. Keel                50 shares     2.1%      $  5,000.00     $ -
D. Michael Rounds            20 shares     0.8%      $  2,000.00     $ -
--------------------------------------------------------------------------------

     *Represents the number of shares of Common Stock owned of record and beneficially by each named person or group, expressed as a percentage of 2,370 shares of NVL's common stock issued and outstanding as of the date hereof.

     Description of Common Stock of NVL
     ----------------------------------

     All shares of common stock of NVL are entitled to vote equally at meetings of shareholders. Approval by holders of a majority of the shares issued and outstanding are required to elect and remove directors and to approve substantive transactions involving NVL (such as a sale or merger of the company or its assets, a recapitalization, joint venture agreements or amendments to the Articles of Incorporation). Each share of common stock of NVL will be entitled to share equally in the assets of NVL in the event of liquidation, after payment of creditors. No sale, encumbrance or other disposition of shares of common stock of NVL may be made unless the following conditions have been satisfied: (i) the other (non-transferring) shareholders of NVL must have been offered the opportunity to purchase the shares from the seller at the same terms offered by a third party, but have declined such offer; and (ii) the proposed third party purchaser must be reasonably acceptable to the holders of 51% of the non-transferring shareholders. Excepted from such conditions are transfers within a family or by an entity to its beneficial owners (e.g., a corporation to its shareholders).

     Dividend Policy, Tax Matters
     ----------------------------

     NVL intends to pay dividends from earnings in U.S. dollars, subject to retention of earnings for the proposed second phase of operations and to maintenance of a prudent working capital reserve. The Board of Directors of NVL is presently evaluating the RSA tax regime with respect to the adoption of measures that would minimize corporate taxes on NVL as a holding company.


     The Brazil Farms Project
     ------------------------

     The contract right owned by NVSA to mine the admiralty strip on the Brazil Farms, or NR 5A marine diamond, concession in the Atlantic Ocean off the west coast of RSA was received by grant from Trans-Hex Mining Limited ("Trans-Hex"), the owner of the Brazil Farms concession and the producer of approximately 10% of the annual diamond production of the RSA. The admiralty strip runs along the entire coast of RSA and is owned by the state government. Typically, it is used, if at all, for lighthouses, marine conservation and recreational parks. However, in certain areas, especially the west coast area, the admiralty strip is leased to private companies as part of the "A" concession; which A, or shallow water, concession extends into the Atlantic Ocean to a depth of 132 meters. Within the A concession, the admiralty strip extends from 100 feet out to sea from the low tide mark, then toward land (due east) of the high tide mark up to 60 feet above the high tide mark. The width of the admiralty strip running north and south depends on local terrain, which may include cliffs or gradual beach. On average, the Brazil admiralty strip is 180 meters (540 feet) wide.

     The initial area mined during NVSA's trial-run beach operation halted in April 1999, consisted of three gullies at the south end of the Brazil Farms admiralty strip which have been identified by Trans-Hex as possibly diamond bearing. Gullies such as these are bedrock features that run along the West Coast from the shore into the ocean. Mining is accomplished by removing the sand overburden to expose the gravel, which is removed in turn and processed for diamonds. With the resumption of operations, NVL intends to focus on other areas along the strip which management anticipates to be richer and, after payment of the 40% royalty fee to Trans Hex and the 3% marketing fee will, nevertheless, enable NVSA to break even. NVL intends that NVSA will conduct exploration and production activities contemporaneously, i.e., if an area is productive, it will be mined on a limited basis and targeted for more intensive work in the second phase, after completion of the exploration of the Brazil Farms admiralty strip. Management of NVL believes that the exploration/limited production phase of NVSA's operations may span a period of three years, assuming encouraging and profitable results of operations. The initial operations of NVSA, which yielded only 142.81 carats of diamonds smaller in size than expected are, nevertheless, sufficiently encouraging as to warrant further exploratory operations because of the high-grade quality of the diamonds, among other factors.

     Gravel recovered by NVSA is processed for diamonds on site and deposited in a lock box accessible by NVSA and Trans-Hex. Trans-Hex posts a security officer on site and is responsible for diamond sales throughout the production phase. Production is divided between NVSA and Trans-Hex on a 60%/40% basis. At the end of each month, for NVSA's 60%-share of production, Trans-Hex pays NVSA 80% of the value estimated for each batch of diamonds. The balance of funds owed for NVSA's share, if any, is paid when Trans-Hex sells the diamonds to the general diamond market in RSA. The amount of the final payment is adjusted up or down depending on the actual variance from the initial estimated value. All payments are made in U.S. dollars.

     Expenses for the first phase of the Brazil Farms project over the initial start-up period are estimated by NVL management not to exceed the sum of $80,000, including equipment costs, direct operating expenses, geological and administrative expenses (including travel from the U.S. and the United Kingdom to the RSA) and working capital. This first phase of operations will include the three gullies initially explored and other areas on the Brazil Farms strip, which have been identified as potentially more attractive. If a gully proves to be promising in the initial stage, operations in the second phase are expected to encompass excavation of the gully onto land and further out to sea. In this event, Trans-Hex would be required to give its consent to the Company's excavating a discovered gully past the land (east) and/or sea (west) boundaries. Trans-Hex has previously verbally agreed to such seaward (west) extensions
(expected to be reduced to writing in the near future) and similar agreements for extensions toward land, or east extensions, are expected to be obtained.

     NVL management had estimated that, in order for operations to be continued past the trial-run beach operation, average daily recoveries of diamonds would be required to be from 15 to 20 carats. At an estimated $120 per carat net to NVL for small stones (prices per carat are higher for larger stones), such production would generate gross revenues of $39,600 to $52,800, or net revenues (after operating and administrative expenses) of $25,000 to $38,200, per twenty-two day working month. While the aforesaid goal has not been achieved to date, NVL management believes that there is potential for significantly higher recoveries if attractive diamond-bearing gullies are identified elsewhere on the Brazil Farms strip prior to the second phase of operations. While cash flow from operations, i.e., payments received from Trans-Hex, have not been sufficient to generate profits for shareholders or fund continuing operations in the initial phase and despite inconclusive results of mining and geological evaluations, management intends to continue first phase operations. Undertaking the second stage of operations will depend on the results of the first phase operations; the estimated diamond reserves in the admiralty strip; whether Trans-Hex extended NVSA's lease past the expiration date of March 31, 2000 (Company management believes the lease expired on March 31, 2000, however, it may obtain another lease); and other factors. Equipment and operating costs for the second stage of operations are estimated to aggregate approximately $900,000. Funding for the second phase of operations is expected, although not assured, from positive cash flow from the first stage of operations, to a limited degree, and from additional equity and/or debt financing. The Company's investment in NVL is not without risks, including, among others, the absence of established diamond reserves and very limited capital for the development-stage operation.

     Proposed Participation in Other Mining Opportunities
     -----------------------------------------------------

     Depending upon the Company's success in raising equity and/or debt financing in addition to the amount of $80,500 received from its recently completed  offering of Common Stock  pursuant to Rule 504 of  Regulation D under
Section 3(b) of the Act, the Company intends to participate in one or more mining ventures in addition to the Brazil Project. However, unless substantial additional funding is received, management expects any such opportunities, which may become available to the Company to be limited to partnering, joint venture or similar such arrangements whereby the Company joins with others having the mineral reserves and resources in addition to the financing, equipment, personnel and other resources necessary to conduct mineral exploration, development and production activities. Management intends to evaluate each of these prospective projects or proposals that may become available for participation by the Company on a case-by-case basis. The success of any such venture participated in by the Company could not be assured. The Company is dependent upon the efforts of its management and/or consultant, including Messrs. Olson and Hildebrand, to obtain the sizable amount of capital necessary in order to acquire mineral reserves and resources and/or mining properties, leases, interests or contract or other rights and conduct operations in the mining industry on a commercial scale. Mr. Olson has no previous experience in the mining business. It is likely that properties, if any, acquired by the Company in the future on which funds are spent for exploration may prove worthless and/or extended periods of time may elapse between the expenditure of funds and the recognition of income from a property. Furthermore, even assuming the Company's success in fund-raising such that it obtains the sizable amount of capital required to successfully develop a mine to the producing stage, such mine may not produce minerals in sufficient quantity to enable the Company to realize a profit. Accordingly, no assurance can be given that proven reserves will ever be obtained or the Company will ever commence that commercial production.

     While management intends to take all action necessary to ensure that the Company does not inadvertently become an "investment company," as that term is defined under the Investment Company Act of 1940, as amended (the "1940 Act"), there can be no assurance that the Company can avoid such classification. In general, investment companies are companies in which the bulk of whose assets are invested in securities. The Company's initial venture is the purchase of eight percent of the common stock of a British Virgin Islands corporation that conducts diamond exploration and mining activities. The 1940 Act was adopted to regulate investment companies because, among other reasons, of the liquidity, and, therefore, the ease of transfer and liquidation of the securities holdings of these companies making it possible for unscrupulous managers to easily defraud investors. The 1940 Act adopts various techniques of regulation, including disclosure, advisory opinions from the Securities and Exchange Commission (the "SEC") to the security holders, requirements for approval by a majority of the voting securities of the investment company, absolute prohibitions on insiders' dealings with the investment company without an SEC exemption and the imposition of substantive structure, minimum capital, composition of the board of directors, terms of the securities issued, consideration to be received by investment companies for the securities that they issue and various other provisions, all of which can be waived with or without conditions by an SEC exemption. Company management believes that the Company will not be classified as an investment company because it will come within the purview of one or more of a number of exemptions from the 1940 Act for the reasons, among others, that it is actively and primarily engaged in non-investment business and that it is small in size. Nevertheless, there is a risk that the Company will inadvertently become an investment company, particularly if management is unsuccessful in raising the capital required to participate in mining operations other than through minority securities ownership in one or more mining companies.

     Competition
     -----------

     The mining industry is intensely competitive. The Company anticipates that it will be in competition with mining companies of all sizes located both inside and outside the United States. The Company expects that its financial resources and other assets may limit its opportunities. In this regard, many of the companies and other organizations with which the Company will be in competition are established and virtually all such entities have far greater financial resources, substantially greater experience and larger staffs than the Company. Additionally, many of such organizations have substantial exploration, mining and milling capabilities, proven operating histories and long earnings records, which the Company lacks. The Company expects to face strong competition from both such well-established companies and small independent companies like itself. The principal methods of competition in the industry for the acquisition of mineral properties are the payment of bonus payments at the time of acquisition of leases, delay rentals, advance royalties, the use of differential royalty rates, the amount of annual rental payments and stipulations requiring exploration and production commitments by the lessee. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, access to technical data and vast experience will be in a better position than the Company to compete for such mineral properties. There can be no assurance that any mineral properties can be acquired by the Company in the future or upon terms acceptable to management, or that exploratory work conducted by the Company or others would result in commercially producible minerals. In addition, the Company's operations may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition. Additionally, it is expected that there may be significant technological advances in the future and the Company may not have adequate creative management and resources to enable it to take advantage of such advances. The effects of any such technological advances on the Company, therefore, cannot be presently determined.

     Employees and Consultants
     -------------------------

     The Company has had no employees since its organization. Except for 900,000 shares of the Company's Common Stock issued and sold to Mr. David C. Olson, the sole executive officer and director of the Company, and a former executive officer and director of the Company, respectively, in consideration for the payment by each individual of the sum of $1,250 for legal services performed by Cudd & Associates on behalf of the Company, the Company's executive officers and directors have served in those positions without compensation through the date hereof. Mr. Olson subsequently acquired the 900,000 shares of Common Stock owned by the former executive officer, director and controlling shareholder of the Company.

     It is anticipated that at such time, if ever, as the Company's financial position permits, assuming that the Company is successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Mr. Olson and any other executive officers and/or directors of the Company will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of the Company and may receive fees for their attendance at meetings of the Board of Directors of the Company. (See Item 12, "Certain Relationships and Related Transactions.")

     (c) Organization
         ------------

     The Company presently comprises one corporation with no subsidiaries or parent entities.

     (d) Operations
         ----------

     The Company has been in the development stage since its inception on April 23, 1998.

     (e) Employees
         ---------

     The Company does not have any employees.

     (f) Proprietary Information
         -----------------------

     The Company has no proprietary information.

     (g) Government Regulation
         ---------------------

     The Company is not subject to any material governmental regulation or approvals.

     (k) Research and Development
         ------------------------

     The  Company  has  not  spent  any  amount  in  research  and   development
activities.

     (l) Environmental Compliance
         ------------------------

     At the present time, the Company is not subject to any material costs for compliance with any environmental laws.


Item 2.  DESCRIPTION OF PROPERTY
================================

     For the year ended December 31, 1999, the Company's business office was located at 6025 South Quebec Street, Suite 150, Englewood, Colorado 80111. The Company leases its office space from an affiliate on a month-to-month basis. Rent expense for the year ended December 31, 1999 totaled $9,000.


Item 3. LEGAL PROCEEDINGS
==========================

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
============================================================

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fiscal year covered by this report.


PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
=================================================================

     (a)  Principal Market or Markets
          ----------------------------

     There is no trading market for the Company's common stock at present and there has been no trading market to date. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities, but the Company may initiate such discussions in the future.

     (b)  Approximate Number of Holders of Common Stock
          ---------------------------------------------

     The number of holders of record of the Company's Common Stock at December 31, 1999, was approximately 27.

     (c)  Dividends
          ---------

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
=================================================================

     The following summarizes the Company's results of operations and financial conditions, and should be read in conjunction with the financial statements:

     (a)  Liquidity and Capital Resources
          -------------------------------

     At December 31, 1999, the Company had cash assets totaling $29,258 and $1,800 in current liabilities. Since the Company's inception, it has received $80,500 in cash proceeds as consideration for the sale of 322,000 shares of common stock.

     (b)  Results of Operations
          ---------------------

     No operations were conducted during the period from April 23, 1998 (inception) through December 31, 1999 as the Company has been in the development stage. Expenses incurred since inception have been related to legal, accounting and stock transfer agent fees, as well as rent and other general and administrative costs in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934. The Company also recognized a charge to earnings totaling $15,000 for the write-off of its NVL investment during the year ended December 31, 1999.

     (c)  Plan of Operation
          -----------------

     Since its inception, the Company has conducted no business operations except for the purchase of an eight per cent equity ownership interest in NVL, a British Virgin Islands corporation which conducts, through NVSA, a wholly-owned RSA subsidiary, marine diamond mining operations off the west coast of the RSA. For the period from April 23, 1998 (inception) through December 31, 1999, the Company had no income from operations, operating expenses aggregating $32,796 and a loss of $15,000 on the write-down of its investment in NVL because of the speculative nature of the investment and NVSA's recurring losses. The Company proposes to raise equity and/or debt financing in addition to the funding in the amount of $80,500 received from its recent offering and sale of Common Stock pursuant to Rule 504 of Regulation D under Section 3(b) of the Act. Although management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings, there can be no assurance that additional capital can be obtained. In the event that only limited additional financing is received, the Company expects its opportunities in the mining industry to be limited to partnering, joint venture or similar such arrangements whereby the Company joins with others having the mineral reserves and resources in addition to the financing, equipment, personnel and other resources necessary to conduct mineral exploration, development and production activities. Even if the Company succeeds in obtaining the level of funding necessary to acquire a mining property or properties, funds spent for exploration may prove worthless and/or extended periods of time may elapse between the expenditure of funds and the recognition of income from a property and, further, a mine successfully developed to the producing stage may, nevertheless, fail to produce minerals in sufficient quantity to enable the Company to realize a profit.

Item 7.  FINANCIAL STATEMENTS

         The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-11 hereof. These financial statements and related financial information required to be filed hereunder commence on Page F-1 hereof and are incorporated herein by this reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================

     The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.


PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
================================================================================

     (a)  Directors and Executive Officers
          --------------------------------

     The names and ages of the Directors and executive officers of the Company are as follows:

--------------------------------------------------------------------------------
      Name              Age                   Position
------------------      ---     ---------------------------------------------
David C. Olson (1)      38      President, Chief Executive Officer, Secretary
                                Chief Financial Officer and Director
--------------------------------------------------------------------------------

     (1) Mr. Olson may be deemed to be a "promoter" and "parent" of the Company, as those terms are defined under the General Rules and Regulations promulgated under the Securities Act of 1933, as amended.

     Directors hold office until the next annual meeting of the Company's shareholders and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Olson is expected to devote such time and effort to the business and affairs of the Company as may be necessary to perform his responsibilities as the sole executive officer and director of the Company.

     The Company has no audit or compensation committee.

     (b)  Business Experience
          -------------------

     David C. Olson, since August 1997, has served as the President, the Chief Executive Officer, the Treasurer, a director and a controlling shareholder of Summit Financial Relations, Inc. ("Summit"), a business finance, consulting and investor relations firm with offices in the Denver Technological Center, Englewood, Colorado, founded by him. Also, since August 1997, he has served as the President, the Chief Executive Officer, the Treasurer, a director and a controlling shareholder of Associate Capital Consulting, Inc., an Englewood, Colorado, company also founded by Mr. Olson, which is engaged in the business of investing in private and publicly-held companies and, additionally, performs financial consulting services. Mr. Olson has, since September 1998, served as the President, the Treasurer and a director of Easy Web, Inc., Englewood, Colorado, a privately-held company co-founded by him in September 1998 that is engaged in the business of selling customized turnkey Internet web sites and hosting services to businesses in the United States. He has served as a director, since May 1999, and as the President and the Treasurer, since August 1999, of Mile High Foliage, Inc., Englewood, Colorado, a privately-held wholesale tree farm business which he founded in May 1999. Mr. Olson has served, since June 1999, as a director of ModeVa Profiles Inc., a privately-held, Denver, Colorado, manufacturer of building materials. From January 1993 to May 1997, he held various positions, including Vice President, Branch Office Manager of Cohig's top producing branch office and National Sales Manager, for Cohig and Associates, Inc. ("Cohig," now part of EastBrokers International, Inc.), Englewood, Colorado, a securities broker-dealer having approximately 265 registered representatives in twenty-three states that specializes in NASDAQ SmallCap and growth stocks and initial and secondary public securities offerings. During his tenure at Cohig, Mr. Olson served on the firm's Corporate Finance Commitment Committee and was involved in public and private financing involving hundreds of millions of dollars and numerous companies. From April 1987 to January 1993, he was associated with Kober Financial Corp. ("Kober"), Denver, Colorado, a regional broker-dealer specializing in NASDAQ SmallCap and growth securities which was acquired by Cohig in January 1993. Mr. Olson held a number of positions, including Executive Vice President, National Sales and Syndication, registered broker and account executive during the period of his association with Kober. During the period from 1982 to 1987, he was a registered representative associated with a number of NASD-member broker-dealers.


Item 10. EXECUTIVE COMPENSATION
================================

     No cash compensation has been awarded to, earned by or paid to any executive officer or director of the Company for all services rendered in all capacities to the Company since the Company's inception on April 23, 1998. It is not anticipated that, for the foreseeable future, Mr. Olson or any other executive officer or director of the Company will receive any compensation in any form for services to the

Company in the capacities of executive officer and/or director. On April 28, 1998, the Company issued an aggregate of 900,000 shares of common stock to each of Mr. Olson and a former executive officer and director of the Company for services rendered in organizing the Company. Mr. Olson acquired the 900,000 shares owned by the former Company officer/director for cash on April 15, 1999. He holds no option to purchase any of the Company's securities. Mr. Olson plans to devote only such time to the affairs of the Company, which he deems necessary. (See Item 12, "Certain Relationships and Related Transactions.")

     Effective November 18, 1998, the Board of Directors and shareholders of the Company approved the adoption of the 1998-9 Services and Consulting Compensation Plan (the "Plan"), reserving certain shares of Common Stock for issuance under the Plan or in connection with the exercise of stock options received by optionees under the Plan. Except for this Plan, the Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any such plans for the foreseeable future. In the future, the Company may offer stock options to prospective employees and/or consultants; however, no such options have been granted as of the date hereof. It is possible that in the future the Company may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with the Company's operations, Company automobiles and life and health insurance, for its executive officers and directors, but none has yet been granted. The provisions of such plans and benefits will be at the discretion of the Company's Board of Directors.

     Incentive Stock Option Plan
     ---------------------------

     The Board of Directors approved the adoption of the 1998-9 Services and Consulting Compensation Plan (the "Plan") effective as of November 18, 1998, reserving an aggregate of 1,000,000 shares of Common Stock for issuance to, or the exercise of stock options granted to, employees, consultants, and non-employee members of the Board of Directors of the Company under the Plan. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to issue shares of Common Stock, and grant options exercisable to purchase shares of Common Stock, to its employees, consultants and non-employee members of the Board of Directors.

     Pursuant to the Plan, the Company may grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, to employees as well as non-qualified stock options to employees, officers, directors and consultants. The Plan provides for administration by the Board of Directors of the Company or by a committee of the Board of Directors. The Board or such committee selects the optionees, authorizes the grant of options and determines the exercise price of the options. The Board of Directors expects to administer the plan initially.

     The exercise price of each stock option under the Plan must be at least 100% of the fair market value of the shares of Common Stock on the date of grant as determined by the Board of Directors. Each incentive stock option may be exercisable for a period, as determined by the Board of Directors, but not in excess of ten years from the date of grant. The exercise price of all incentive stock options granted under the Plan to shareholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must not be less than 110% of the fair market value of the shares of Common Stock on the date of grant and such options may be exercisable for a period not in excess of five years from the date of grant. All options granted under the Plan are non-transferable and may be exercised only by the optionee or the optionee's estate.

     There is no limit on the number of shares with respect to which options may be granted under the Plan to any participating employee. However, the aggregate fair market value of shares of Common Stock (determined on the date the option is granted) with respect to which incentive stock options become exercisable for the first time by an individual option holder during any calendar year (under all such plans maintained by the Company) may not exceed $100,000.

     Options granted under the Plan may be exercised within twelve months after the date of an optionee's termination of employment by reason of his death or disability, or within three months after the date of termination by reason of retirement or voluntary termination approved by the Board of Directors, but only to the extent the option was otherwise exercisable on the date of termination. In the event an optionee's employment is terminated for any reason other than death, disability, retirement or voluntary termination approved by the Board of Directors, such optionee's option terminates thirty days after the date of such termination.

     The Plan will terminate on November 18, 2008. The Plan may be amended by the Board of Directors without shareholder approval, except that no amendment which increases the maximum aggregate number of shares which may be issued under the Plan or changes the class of employees who are eligible to participate in the Plan, can be made without the approval of the shareholders of the Company. No options have been granted under the Plan as of December 31, 1999.

     Compensation of Directors
     -------------------------

     Directors of the Company receive no compensation pursuant to any standard arrangement for their services as directors.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
========================================================================

     The following table sets forth information regarding beneficial ownership as of the December 31, 1999 of the Company's common stock by any person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's voting securities, by each Director of the Registrant, and by officers and Directors of the Registrant as a group. Although authorized for Preferred Shares, the Company has issued only Common Stock. As of December 31, 1999 there were 2,322,000 common shares issued and outstanding.

     All ownership is beneficial and on record and all beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.
--------------------------------------------------------------------------------
                                               Shares
                                             Beneficially       Percentage
         Beneficial Owner                     Owned (1)        of Class (1)
------------------------------------         ------------      ------------

David C. Olson (2)                             1,808,000           77.9%
6025 South Quebec Street, Suite 150
Englewood, Colorado 80111

Robert A. Hildebrand                             200,000            8.6%
405 Detroit Street
Denver, Colorado 80206

All executive officers and directors           1,808,000           77.9%
as a group (one person)
--------------------------------------------------------------------------------
     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 2,322,000 shares of the Company's common stock issued and outstanding as of December 31, 1999.

     (2) Sole executive officer and director of the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
=======================================================

     On April 28, 1998, the Company issued and sold 900,000 shares of Common Stock to Mr. David C. Olson, the sole executive officer and director of the Company and the record and beneficial owner of a total of 1,808,000 shares, representing approximately 77.9% of the issued and outstanding shares, of the Company's Common Stock, in consideration for his payment in the amount of $1,250 for legal services performed by Cudd & Associates, Denver, Colorado, on behalf of the Company (approximately $.0014 per share). Cudd & Associates is the law firm, which has passed upon the legality of the Common Stock and certain other matters in connection with this Form 10-SB Registration Statement. Excepting 8,000 shares of Common Stock purchased by him in the Company's offering of Common Stock pursuant to Rule 504 of Regulation D under Section 3(b) of the Act, Mr. Olson acquired the balance of 900,000 shares of Common Stock presently owned of record and beneficially by him from a former executive officer, director and controlling shareholder of the Company on April 15, 1999.

     The Company leases office space from Summit Financial Relations, Inc., an affiliated company, located at the business offices of Summit in Englewood, Colorado, on a month-to-month basis at a rental rate of $1,000 per month. Since the Company's inception in April 1998 through December 31, 1999, the Company has paid a total of $9,000 in rent to Summit for the lease of this office space.

     The Company believes that the terms of this rental arrangement are more favorable than those that could have been obtained from an unaffiliated third party for comparable arrangements in the Denver, Colorado, suburban area.

     On June 17, 1999, the Company paid a one-time fee in the amount of $2,000 to Associate Capital Consulting, Inc., an affiliated company, in consideration for the performance by Associate Capital Consulting, Inc., of certain financial consulting services for the Company.

     From time-to-time since the Company's inception, Mr. David C. Olson, the Company's sole executive officer and director, and Summit have incurred expenses on behalf of the Company for which they have subsequently been reimbursed by the Company. Such expenditures have totaled less than $400 through the date hereof and, as of December 31, 1999, all such amounts due to Mr. Olson or Summit have been reimbursed in full.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
==========================================


     (a)  Exhibits

          3.01   Articles of Incorporation (1)

          3.02 Articles of Amendment to the Articles of Incorporation of Max Development, Inc., filed November 15, 1998 (2)

          3.03   Bylaws (3)

          27.01  Financial Data Schedule

          (1) Incorporated by reference to Exhibit 3.01 to the registration statement on Form 10-SB of the Registrant filed with the Securities and Exchange Commission on September 15, 1999 (File No. 0-27337).

          (2) Incorporated by reference to Exhibit 3.02 to the registration statement on Form 10-SB of the Registrant filed with the Securities and Exchange Commission on September 15, 1999 (File No. 0-27337).

          (3) Incorporated by reference to Exhibit 3.03 to the registration statement on Form 10-SB of the Registrant filed with the Securities and Exchange Commission on September 15, 1999 (File No. 0-27337).

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): MAX DEVELOPMENT, INC.



By:      /s/ David C. Olson                          Date: April 11, 2000
         ------------------                                --------------
            David C. Olson
            President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:      /s/ David C. Olson                          Date: April 11, 2000
         ------------------                                --------------
            David C. Olson
            President

Item 7.  Financial Statements


                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Index to Financial Statements


                                                                        Page
                                                                        ----

Independent auditors' report............................................F-2

Balance sheets, December 31, 1999 and 1998..............................F-3

Statements of operations, for the year ended December 31, 1999,
     April 23, 1998 (inception) through December 31, 1999 and 1998......F-4

Statement of shareholders' equity (deficit), for the period from
April 23, 1998 (inception) through December 31, 1999....................F-5

Statements of cash flows, for the year ended December 31, 1999,
     April 23, 1998 (inception) through December 31, 1999 and 1998......F-6

Notes to the financial statements.......................................F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Max Development, Inc.

We have audited the balance sheets of Max Development, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 1999, from April 23, 1998 (inception) through December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Max Development, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the year ended December 31, 1999, from April 23, 1998 (inception) through December 31, 1998 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no revenues and has experienced a significant operating loss for the periods from April 23, 1998 (inception) through December 31, 1999, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Harvey, P.C.
March 15, 2000


                               MAX DEVELOPMENT, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEETS


                                                                                  December 31,
                                                                         ----------------------------
                                                                           1999               1998
                                                                         ----------        ----------
                                     ASSETS

CURRENT ASSETS
     Cash............................................................    $   29,258        $    -
                                                                         ----------        ----------
                                                 TOTAL CURRENT ASSETS        29,258             -

EQUIPMENT, less accumulated depreciation of
     $47 and $-0-, respectively (Note C).............................           811             -

INVESTMENT, less allowance of $15,000 and
     $-0-, respectively (Note A).....................................          -                -
                                                                         ----------        ----------

                                                                         $   30,069        $    -
                                                                         ==========        ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities........................    $    1,800        $    -
     Due to affiliate (Note B).......................................          -                 270
     Due to officer (Note B).........................................          -                  40
                                                                         ----------        ----------
                                            TOTAL CURRENT LIABILITIES         1,800              310
                                                                         ----------        ----------

SHAREHOLDERS' EQUITY (DEFICIT) (Note C)
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
        -0- and -0- shares issued and outstanding, respectively......          -                -
     Common stock, $.001 par value; 10,000,000 shares authorized;
        2,322,000 and 2,000,000 shares issued and outstanding,
        respectively.................................................         2,322            2,000
     Additional paid-in capital......................................        73,743              778
     Deferred offering costs.........................................          -                (213)
     Deficit accumulated during development stage....................       (47,796)          (2,875)
                                                                         ----------        ----------
                                  TOTAL SHAREHOLDERS EQUITY (DEFICIT)        28,269             (310)
                                                                         ----------        ----------

                                                                         $   30,069        $    -
                                                                         ==========        ==========




               See accompanying notes to the financial statements


                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                            Year                  April 23, 1998
                                                                            Ended               (Inception) Through
                                                                         December 31,               December 31,
                                                                            1999           ----------------------------
                                                                                               1998             1999
COSTS AND EXPENSES                                                       -----------       -----------     ------------
    Rent (Note B)....................................................    $    9,000        $    -          $    9,000
    Legal and accounting.............................................        17,735            2,500           20,235
    Stock transfer fees..............................................         1,538             -               1,538
    Stock-based compensation, consulting (Note C)....................          -                 278              278
    Other general and administrative.................................         1,648               97            1,745
COSTS AND EXPENSES                                                       -----------       -----------     ------------
                                                       OPERATING LOSS       (29,921)          (2,875)         (32,796)

NON-OPERATING EXPENSE
    Write-down of investment (Note A)................................       (15,000)            -             (15,000)
COSTS AND EXPENSES                                                       -----------       -----------     ------------
                                             LOSS BEFORE INCOME TAXES       (44,921)          (2,875)         (47,796)

INCOME TAXES (Note D)................................................          -                -                -
COSTS AND EXPENSES                                                       -----------       -----------     ------------

                                                             NET LOSS    $  (44,921)       $  (2,875)      $  (47,796)
                                                                         ===========       ===========     ============

Basic loss per common share..........................................    $    (0.02)       $    *
                                                                         ===========       ===========

Basic weighted average common shares outstanding.....................     2,228,083          363,636
                                                                         ===========       ===========


* Less than $.01 per share


               See accompanying notes to the financial statements



                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


April 23, 1998 (inception) through December 31, 1999                                                           Deficit
                                                                                                               Accumulated
                                                                                       Additional   Deferred   During
                                               Preferred Stock       Common Stock      Paid-in      Offering   Development
                                             Shares   Par Value  Shares     Par Value  Capital      Costs      Stage        Total
                                             ------   ---------  ---------  ---------  ----------   --------   -----------  --------
Balance, April 23, 1998 (inception)..........   -     $  -            -     $   -      $    -       $  -       $   -        $  -

November 18, 1998, shares sold
   to officers ($.00139/share) (Note C)......   -        -       1,800,000     1,800       700         -           -          2,500

November 18, 1998, shares issued to
   consultant in exchange for services
   ($.00139/share) (Note C)..................   -        -         200,000       200        78         -           -            278

Deferred offering costs......................   -        -            -         -         -            (213)       -           (213)

Net loss, April 23, 1998 (inception)
   through December 31, 1998.................   -        -            -         -         -            -         (2,875)     (2,875)
                                             ------   ---------  ---------  ---------  ----------   --------   -----------  --------
                  BALANCE, DECEMBER 31, 1998    -        -       2,000,000     2,000       778         (213)     (2,875)       (310)

April 15, 1999, sale of stock less offering
   costs of $5,000 and offering costs paid
   to related party of $2,000 ($.25/share)
   (Note C)..................................   -        -         322,000       322    72,965          213        -         73,500

Net loss for the year ended
   December 31, 1999.........................   -        -            -         -         -            -        (44,921)    (44,921)
                                             ------   ---------  ---------  ---------  ----------   --------   -----------  --------
                  BALANCE, DECEMBER 31, 1999    -     $  -       2,322,000  $  2,322   $73,743      $  -       $(47,796)    $ 28,269
                                             ======   =========  =========  =========  ==========   ========   ===========  ========



               See accompanying notes to the financial statements



                      MAX DEVELOPMENT, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF CASH FLOWS


                                                                            Year                 April 23, 1998
                                                                            Ended               (Inception) Through
                                                                         December 31,               December 31,
                                                                            1999           ----------------------------
                                                                                               1998             1999
                                                                         -----------       -----------     ------------
OPERATING ACTIVITIES
    Net loss.........................................................    $  (44,921)       $  (2,875)      $  (47,796)

    Transactions not requiring cash:
       Depreciation..................................................            47             -                  47
       Common stock issued for services (Note C).....................          -                 278              278
       Write-off of investments......................................        15,000             -              15,000

    Changes in current liabilities:
       Accounts payable and accrued expenses.........................         1,490              310            1,800
                                                   NET CASH (USED IN)    -----------       -----------     ------------
                                                 OPERATING ACTIVITIES       (28,384)          (2,287)         (30,671)
                                                                         -----------       -----------     ------------

INVESTING ACTIVITIES
    Purchase of equipment............................................          (858)            -                (858)
    Purchase of investment (Note A)..................................       (15,000)            -             (15,000)
                                                   NET CASH (USED IN)    -----------       -----------     ------------
                                                 INVESTING ACTIVITIES       (15,858)            -             (15,858)
                                                                         -----------       -----------     ------------
FINANCING ACTIVITIES
    Proceeds from sale of common stock...............................        80,500            2,500           83,000
    Payments for offering costs......................................        (7,000)            (213)          (7,213)
                                                                         -----------       -----------     ------------
                                                 NET CASH PROVIDED BY
                                                 FINANCING ACTIVITIES        73,500            2,287           75,787
                                                                         -----------       -----------     ------------
CHANGE IN CASH AND CASH EQUIVALENTS..................................        29,258             -              29,258

Cash and cash equivalents, beginning of period.......................          -                -                -
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD.................................................    $   29,258        $    -          $   29,258
                                                                         ===========       ===========     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
    Interest.........................................................    $     -           $    -          $     -
                                                                         ===========       ===========     ============
    Income taxes.....................................................    $     -           $    -          $     -
                                                                         ===========       ===========     ============


               See accompanying notes to the financial statements

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE A: SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF ORGANIZATION
==================================================================

Development stage company
-------------------------
Max Development, Inc. (the "Company") is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

Use of estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------
Cash consists of federally insured amounts maintained in a checking account at a bank. For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments
-----------
Investments are recorded at cost. The Company's investment consists of less than a twenty-percent ownership in a company whose stock is not publicly traded. The investment was written down to net realizable value.

Fair value of financial instruments
-----------------------------------
SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Income taxes
------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE A: SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF ORGANIZATION, CONTINUED

Loss per common share
---------------------
Effective December 31, 1997, SFAS 128 "Earnings per Share" requires a dual presentation of earnings per share-basic and diluted. Basic loss per common share has been computed based on the weighted average number of common shares outstanding. Diluted loss per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options. Basic and diluted loss per share were the same for all prior periods presented due to the Company's simple capital structure.

Stock-based compensation
------------------------
SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company adopted SFAS No. 123 during the period ended December 31, 1998; however, the Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or loss per share.

Recently issued accounting pronouncements
-----------------------------------------
The Company has adopted Statements of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137 "Deferral of the Effective Date of FASB Statement No. 133" for the year ended December 31, 1999. There was no effect on the financial statements presented from the adoption of the new standards.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specifically designed as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

In June 1999, the FASB issued SFAS 137, which amended the implementation date for SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE A: SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF ORGANIZATION, CONTINUED

Nature of organization and basis of presentation
------------------------------------------------
The Company was organized under the laws of the State of Colorado on April 23 1998.

As of December 31, 1999, the Company had invested $15,000, which approximated an eight-percent equity ownership interest in Northern Ventures Ltd. ("NVL"), a British Virgin Islands corporation. NVL owns 100 percent of Northern Ventures SA
(Pty) Ltd. ("NVSA"), a Republic of South Africa ("RSA") corporation, which holds a contract right to mine the admiralty strip on a marine diamond mine concession, known as the Brazil Farms concession, in the Atlantic Ocean off the west coast of the RSA. In May 1999, due to the speculative nature of the investment and recurring losses of NVSA, the investment was written down to a net realizable value of $-0-.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with no revenue as of December 31, 1999 and has incurred a loss of $47,796 for the period from April 23, 1998 (inception) through December 31, 1999. This factor, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management anticipates conducting debt financings or additional equity offerings during 2000 to help fund the Company's proposed operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE B: RELATED PARTY TRANSACTIONS
===================================

The Company leased office space from an affiliate on a month to month basis during the year ended December 31, 1999. Rent expense for the period totaled $9,000.

During the year ended December 31, 1999, the Company paid an affiliate $2,000 for services related to its common stock offering. The $2,000 is included in the offering costs, which were deducted from the gross proceeds of the offering in the accompanying financial statements.

During the year ended December 31, 1999, an affiliate incurred expenses on behalf of the Company totaling $475. The Company repaid the $475 prior to December 31, 1999.

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE B: RELATED PARTY TRANSACTIONS, CONTINUED

During the period ended December 31, 1998, an affiliate incurred expenses on behalf of the Company totaling $270. This amount is included in the accompanying balance sheet at December 31, 1998 as due to affiliate. The Company repaid the $270 during the year ended December 31, 1999.

During the period ended December 31, 1998, an officer paid expenses on behalf of the Company totaling $40. This amount is included in the accompanying balance sheets at December 31, 1998 as due to officer. The Company repaid the $40 during the year ended December 31, 1999.


NOTE C: SHAREHOLDERS' EQUITY
==============================

Preferred Stock
---------------
The Company is authorized to issue one million shares of $.01 par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Common stock sales
------------------
During the year ended December 31, 1999, the Company offered for sale 1,250 units, totaling 500,000 shares of the Company's $.001 par value common stock, pursuant to an exemption from registration under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Act"). Units were sold for $100 each, or $.25 per common share. The Company sold 805 units (322,000 common shares) for net proceeds of $73,287, after deducting offering costs totaling $7,213.

During the period from April 23, 1998 (inception) through December 31, 1998, 1,800,000 shares of common stock were sold to officers of the Company for $2,500 ($.00139 per share). These shares are "restricted securities" and may only be sold in compliance with Rule 144 of the Act.

Stock option plan
-----------------
The Company has adopted a stock compensation plan for the benefit of key personnel and others providing significant services to the Company. An aggregate of 1,000,000 shares of common stock has been reserved under the plan. There were no options granted under this plan as of December 31, 1999.

Stock-based compensation
------------------------
On November 18, 1998, the Company issued 200,000 shares of common stock to a consultant of the Company in exchange for services related to the NVL investment. The Board of Directors valued these shares at the fair value of the common stock. The Board of Directors considered contemporaneous equity transactions and other analysis to determine the fair value of the common stock. Stock-based compensation expense of $278 was recognized in the accompanying financial statements for the period ended December 31, 1998.

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE D: INCOME TAXES
====================

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:



                                                                April 23, 1998      April 23, 1998
                                                                  (Inception)         (Inception)
                                             Year Ended             Through             Through
                                            December 31,         December 31,        December 31,
                                                1999                 1998                1999

                                          --------------        ----------------    ----------------
U.S. federal statutory graduated rate.....    15.00%              15.00%                 15.00%
State income tax rate,
  net of federal benefit..................     4.04%               4.04%                  4.04%
Loss on investment........................    -6.36%               0.00%                 -5.98%
Net operating loss for which no tax
  benefit is currently available..........   -12.68%             -19.04%                -13.06%
                                          --------------        ----------------    ----------------
                                               0.00%               0.00%               0.00%
                                          ==============        ================    ================


At December 31, 1999, deferred tax assets consisted of a net tax asset of $6,244, due to operating loss carryforwards of $47,796, which was fully allowed for, in the valuation allowance of $6,244. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 1999 and from April 23, 1998 (inception) through December 31, 1998 totaled $5,696 and $548, respectively. The current tax benefit also totaled $5,696 and $548 for the year ended December 31, 1999 and from April 23, 1998 (inception) through December 31, 1998, respectively. The net operating loss carryforward expires through the year 2019.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.