Form 10QSB
period 2000-03-31
MAX DEVELOPMENT INC
filed 2000-05-15
CIK 1089124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: March 31, 2000             Commission File Number 0-27337
                   --------------                                    -------



                              MAX DEVELOPMENT, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                     84-1474940
--------------------------------           ----------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


6025 S. Quebec Street, Suite 150, Englewood, Colorado                 80111
-----------------------------------------------------               ---------
     (Address of Principal Executive Office)                        (Zip Code)


                                 (720) 489-8873
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                    Yes X        No
                                       ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.001 par value                       2,322,000
-----------------------------       --------------------------------------------
         Class                      Number of shares outstanding at May 10, 2000


--------------------------------------------------------------------------------
                     This document is comprised of 8 pages.

FORM 10-QSB

1ST QUARTER

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements *

   Condensed balance sheet, March 31, 2000 (Unaudited)........................3

   Condensed  statements  of  operations,  three  months  ended
      March 31, 2000 (Unaudited) and 1999 (Unaudited), and
      April 23, 1998 (inception) through March 31, 2000 (Unaudited)...........4

   Condensed  statements  of cash  flows,  three  months  ended
      March 31, 2000 (Unaudited) and 1999 (Unaudited), and
      April 23, 1998 (inception) through March 31, 2000 (Unaudited)...........5

   Notes to condensed financial statements (Unaudited)........................6

   Item 2.  Plan of Operation.................................................7


PART II - OTHER INFORMATION...................................................7

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures...............................................................8


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information

                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2000

                                     ASSETS

CASH.........................................................$ 24,585

INVESTMENT, less allowance of $15,000........................    -

EQUIPMENT, less accumulated depreciation of $119.............     739
                                                             ---------
                                                             $ 25,324
                                                             =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Accounts payable and accrued liabilities................$  3,700
                                                             ---------
                                         TOTAL LIABILITIES      3,700
                                                             ---------

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares
       authorized; -0- shares issued and outstanding.........    -
     Common stock, $.001 par value; 10,000,000 shares
        authorized; 2,322,000 shares issued and outstanding..   2,322
     Additional paid-in capital..............................  73,743
     Deficit accumulated during development stage............ (54,441)
                                                             ---------
                                TOTAL SHAREHOLDERS' EQUITY     21,624
                                                             ---------

                                                             $ 25,324
                                                             =========


            See accompanying notes to condensed financial statements


                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations

                                   (Unaudited)

                                                                                           April 23,
                                                                                             1998
                                                               Three Months Ended         (Inception)
                                                                   March 31,                through
                                                             -------------------------     March 31,
                                                               2000            1999          2000
                                                             ----------     ----------    ----------
COSTS AND EXPENSES:
     Rent....................................................$   3,000      $    -        $  12,000
     Professional fees.......................................    2,078           -           22,313
     Stock transfer fees.....................................      213           -            1,751
     Other...................................................    1,354             38         3,377
                                                             ---------      ----------    ----------
                                            OPERATING LOSS      (6,645)           (38)      (39,441)

NON-OPERATING EXPENSE:
     Loss on write-down of
        investment...........................................     -              -          (15,000)
                                                             ---------      ----------    ----------
                                               LOSS BEFORE
                                              INCOME TAXES      (6,645)           (38)      (54,441)

INCOME TAXES (Note C)........................................     -              -             -
                                                             ---------      ----------    ----------

                                                  NET LOSS   $  (6,645)     $     (38)    $ (54,441)
                                                             =========      ==========    ==========
Basic and diluted loss
     per common share........................................$    *         $    *
                                                             ---------      ----------
Basic and diluted weighted
     average common shares
     outstanding.............................................2,322,000      2,000,000
                                                             =========      ==========



*  Less than $.01 per common share


            See accompanying notes to condensed financial statements

                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                           April 23,
                                                                                             1998
                                                               Three Months Ended         (Inception)
                                                                   March 31,                through
                                                             -------------------------     March 31,
                                                               2000            1999          2000
                                                             ----------     ----------    ----------

                                        NET CASH (USED IN)
                                      OPERATING ACTIVITIES   $  (4,673)     $    -        $ (35,344)
                                                             ----------     ----------    ----------
INVESTING ACTIVITIES
     Purchase of equipment...................................     -              -             (858)
     Purchase of investment..................................     -              -          (15,000)
                                        NET CASH (USED IN)   ----------     ----------    ----------
                                      INVESTING ACTIVITIES        -              -          (15,858)
                                                             ----------     ----------    ----------
FINANCING ACTIVITIES
     Proceeds from sale of common stock......................     -              -           83,000
     Payments for offering costs.............................     -              -           (7,213)
                                      NET CASH PROVIDED BY   ----------     ----------    ----------
                                      FINANCING ACTIVITIES        -              -           75,787
                                                             ----------     ----------    ----------
NET CHANGE IN CASH...........................................   (4,673)          -           24,585
     Cash, beginning of period...............................   29,258           -             -
                                                             ----------     ----------    ----------
CASH, END OF PERIOD..........................................$  24,585      $    -        $  24,585
                                                             ==========     ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest..................................$              $    -        $    -
                                                             ----------     ----------    ----------
     Cash paid for income taxes..............................$    -         $    -        $    -
                                                             ==========     ==========    ==========



            See accompanying notes to condensed financial statements

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 March 31, 2000

Note A: Basis of presentation
        ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 1999 and should be read in conjunction with the notes thereto.

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


Note B: Related party transactions
        --------------------------

The Company leased office space from an affiliate on a month-to-month basis during the three months ended March 31, 2000. Rent expense for the period totaled $3,000.


Note C: Income taxes
        ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Part I.  Item 2.  Plan of operation
-------           -----------------

                              MAX DEVELOPMENT, INC.
                          -----------------------------
                          (A DEVELOPMENT STAGE COMPANY)

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

At March 31, 2000 the Company had one employee (its sole officer and director) and, except for any potential mergers and/or acquisitions, does not anticipate materially increasing the number of employees in the next twelve months.

RESULTS OF OPERATIONS
---------------------
No income producing operations were conducted during the most recent quarter. Expenses, since year-end consisted of rent, legal, accounting and audit fees, transfer agent fees, travel and general and administrative costs.

FINANCIAL CONDITION
-------------------
There have been no material changes to the Company's financial condition during the three months ended March 31, 2000. The common stock offering conducted during 1999 has funded all development stage activity.


PART II - OTHER INFORMATION
---------------------------
Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits      27 - Financial Data Schedule.

         There were no reports on Form 8-K.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and nine months ended March 31, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MAX DEVELOPMENT, INC.
                                           (Registrant)


DATE:    May 10, 2000                    BY:   /s/ David Olson
         ------------                          ----------------
                                                   David C. Olson
                                                   President

8