Form 10QSB
period 2000-06-30
MAX DEVELOPMENT INC
filed 2000-08-10
CIK 1089124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000                 Commission File Number 0-27337
                  -------------                                        -------

                              MAX DEVELOPMENT, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                     84-1474940
--------------------------------           ----------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


6025 S. Quebec Street, Suite 150, Englewood, Colorado                 80111
-----------------------------------------------------               ---------
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
                                   Yes  X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.001 par value                      2,322,000
-----------------------------     ----------------------------------------------
         Class                    Number of shares outstanding at August 9, 2000

--------------------------------------------------------------------------------
                     This document is comprised of 8 pages.
--------------------------------------------------------------------------------

FORM 10-QSB

2ND QUARTER


                                      INDEX


                                                                        Page
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *


     Condensed balance sheet, June 30, 2000 (Unaudited).................3

     Condensed statements of operations, three and six months
        ended June 30, 2000 and 1999 (Unaudited), and April 23,
        1998 (inception) through June 30, 2000 (Unaudited)..............4

     Condensed statements of cash flows, three and six months
        ended June 30, 2000 and 1999 (Unaudited), and April 23,
        1998 (inception) through June 30, 2000 (Unaudited)..............5

     Notes to condensed financial statements (Unaudited)................6

     Item 2.  Plan of Operation.........................................7

PART II - OTHER INFORMATION.............................................7

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures.........................................................8


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information
------            ---------------------

                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2000

                                     ASSETS

CASH...................................................................$ 17,572

INVESTMENT, less allowance of $15,000..................................    -
EQUIPMENT, less accumulated depreciation of $191........................    667
                                                                       ---------

                                                                       $ 18,239
                                                                       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, related party (Note B)...............................$      8
Accounts payable and accrued liabilities, other........................     550
                                                                       ---------
                                                      TOTAL LIABILITIES     558
                                                                       ---------


Preferred stock, $.01 par value; 1,000,000 shares authorized;
     -0- shares issued and outstanding.................................    -
Common stock, $.001 par value; 10,000,000 shares authorized;
     2,322,000 shares issued and outstanding...........................   2,322
Additional paid-in capital.............................................  74,743
Deficit accumulated during development stage........................... (59,384)
                                                                       ---------

                                             TOTAL SHAREHOLDERS' EQUITY  17,681
                                                                       ---------

                                                                       $ 18,239
                                                                       =========

            See accompanying notes to condensed financial statements

                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                         April 23,
                                                                                                           1998
                                          Three Months Ended               Six Months Ended             (Inception)
                                                June 30,                       June 30,                   through
                                        ---------------------------      -------------------------        June 30,
                                            2000           1999           2000           1999               2000
                                        -----------    ------------      -----------   -----------      -----------

COSTS AND EXPENSES

Rent....................................$    3,000     $    6,000        $   6,000     $    6,000       $   15,000
Professional fees.......................     1,435          7,000             3,513         7,000           23,748
Stock transfer fees.....................       150            870               363           870            1,901
Other...................................       358            237             1,712           275            3,735
                                        -----------    ------------      -----------   -----------      -----------
                        OPERATING LOSS      (4,943)       (14,107)         (11,588)       (14,145)         (44,384)

NON-OPERATING EXPENSE
Loss on write-down of
     investment.........................      -           (15,000)             -          (15,000)         (15,000)
                           LOSS BEFORE  -----------    ------------      -----------   -----------      -----------
                          INCOME TAXES      (4,943)       (29,107)          (11,588)      (29,145)         (59,384)

INCOME TAXES (Note C)...................     -               -                -              -                -
                                        -----------    ------------      -----------   -----------      -----------
                              NET LOSS  $   (4,943)    $  (29,107)       $  (11,588)   $  (29,145)      $  (59,384)
                                        ===========    ============      ===========   ===========      ===========
Basic and diluted loss
     per common share...................$     *        $     (0.01)      $    *        $    (0.01)
                                        ___________    ____________      ___________   ___________      ___________
Basic and diluted weighted
     average common shares
     outstanding........................ 2,322,000      2,258,333         2,322,000     2,129,167



*  Less than $.01 per common share

            See accompanying notes to condensed financial statements


                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                                         April 23,
                                                                                                           1998
                                                                            Six Months Ended             (Inception)
                                                                                 June 30,                   through
                                                                         -------------------------        June 30,
                                                                             2000           1999               2000
                                                                         -----------   -----------      -----------


                                                    NET CASH (USED IN)
                                                 OPERATING ACTIVITIES    $  (11,686)   $  (14,415)      $  (42,357)
                                                                         -----------   -----------      -----------
INVESTING ACTIVITIES
Purchase of equipment....................................................      -             -                (858)
Purchase of investment...................................................      -          (15,000)         (15,000)
                                                                         -----------   -----------      -----------
                                                    NET CASH (USED IN)
                                                 INVESTING ACTIVITIES          -          (15,000)         (15,858)
                                                                         -----------   -----------      -----------
FINANCING ACTIVITIES
Proceeds from sale of common stock.......................................      -           80,500           83,000
Payments for offering costs..............................................      -           (6,000)          (7,213)
                                                                         -----------   -----------      -----------
                                                 NET CASH PROVIDED BY
                                                 FINANCING ACTIVITIES          -           74,500           75,787
                                                                         -----------   -----------      -----------

NET CHANGE IN CASH.......................................................   (11,686)       45,085           17,572
Cash, beginning of period................................................    29,258          -                -

CASH, END OF PERIOD......................................................$   17,572    $   45,085       $   17,572
                                                                         ===========   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest..............................................$     -       $     -          $     -
                                                                         ===========   ===========      ===========
     Cash paid for income taxes..........................................$     -       $     -          $     -
                                                                         ===========   ===========      ===========


            See accompanying notes to condensed financial statements

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000

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


Note B:  Related party transactions
         --------------------------
The Company leased office space and administrative services from an affiliate on a month-to-month basis during the six months ended June 30, 2000. The Company paid the affiliate $1,000 per month from January through May 2000 for the rent and services. Effective June 1, 2000, the affiliate began providing the office space and services at no charge. The rent and services were valued at $1,000 for June 2000 based on the previous payments. The June 2000 rent is included in the accompanying statements as rent expense with a corresponding credit to additional paid-in capital.

The Company owed the affiliate $8 for postage expenses at June 30, 2000, which is included in the accompanying balance sheet at accounts payable, related party.


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

At June 30, 2000 the Company had one employee (its sole officer and director) and, except for any potential mergers and/or acquisitions, does not anticipate materially increasing the number of employees in the next twelve months.


RESULTS OF OPERATIONS
---------------------
No income producing operations were conducted during the most recent quarter. Expenses, since year-end consisted of rent, legal, accounting and audit fees, transfer agent fees, printing and general and administrative costs.


FINANCIAL CONDITION
-------------------
There have been no material changes to the Company's financial condition during the six months ended June 30, 2000. The common stock offering conducted during 1999 has funded all development stage activity.


PART II - OTHER INFORMATION
---------------------------
Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits              27 - Financial Data Schedule.

       There were no reports on Form 8-K.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MAX DEVELOPMENT, INC.
                                           (Registrant)


DATE:    August 9, 2000                   BY:  /s/ David C. Olson
         --------------                        -----------------------
                                                   David C. Olson
                                                   President