Form 10QSB
period 2000-09-30
MAX DEVELOPMENT INC
filed 2000-11-13
CIK 1089124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                      For Quarter Ended September 30, 2000
                                        ------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


        For the transition period from _______________ to ______________


                         Commission File Number 0-27337
                                                -------

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



               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANBKRUPTCY


                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock,  $.001 par value                     1,161,000
------------------------------  ------------------------------------------------
         Class                  Number of shares outstanding at November 3, 2000


Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [ X ]

                     This document is comprised of 10 pages.

FORM 10-QSB
3RD QUARTER
                                      INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet, September 30, 2000 (Unaudited)...............3

     Condensed statements of operations, three and nine months
        ended September 30, 2000 and 1999 (Unaudited), and April 23,
        1998 (inception) through September 30, 2000 (Unaudited)............4

     Condensed statements of cash flows, nine months ended
        September 30, 2000 and 1999 (Unaudited), and April 23,
        1998 (inception) through September 30, 2000 (Unaudited)............5

     Notes to condensed financial statements (Unaudited)...................6

     Item 2.  Plan of Operation............................................7


PART II - OTHER INFORMATION................................................7

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     Signatures............................................................8


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information
-------           ---------------------



                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                               September 30, 2000

Assets


Cash................................................    $    6,545

Equipment, less accumulated depreciation of $262....           596
                                                        -------------

                                                        $    7,141
                                                        =============

Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable, related party (Note B).......    $      146
     Accrued liabilities............................           500
                                                        -------------
                                   Total liabilities           646
                                                        -------------

Shareholders' equity:
     Preferred stock................................          -
     Common stock...................................         1,161
     Additional paid-in capital.....................        78,904
     Deficit accumulated during development stage...       (73,570)
                                                        -------------
                          Total shareholders' equity         6,495
                                                        -------------

                                                        $    7,141
                                                        =============




            See accompanying notes to condensed financial statements


                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                            April 23,
                                                                                                              1998
                                            Three Months Ended              Nine Months Ended              (Inception)
                                               September 30,                  September 30,                  through
                                         ---------------------------    -----------------------------       Sept. 30,
                                             2000           1999             2000            1999              2000
                                         -----------    ------------    -------------    ------------    ---------------

Operating expenses:
  Rent and administrative
    services, related party
    (Note B)..........................   $    3,000     $    3,000      $     9,000      $     6,000     $    18,000
  Professional fees...................        7,975           7,085          11,488           14,085          31,723
  Travel..............................        2,156            -              2,767                  -         2,767
  Stock transfer fees.................          250             175             613            1,045           2,151
  Other...............................          805             370           1,906            4,646           3,929
                                         -----------    ------------    -------------    ------------    ---------------
                        Operating loss      (14,186)        (10,630)        (25,774)         (25,776)        (58,570)

Non-operating expense:
  Loss on write-down of
     investment.......................         -               -               -             (15,000)        (15,000)
                                         -----------    ------------    -------------    ------------    ---------------
              Loss before income taxes      (14,186)        (10,630)        (25,774)         (40,776)        (73,570)

Income taxes (Note C).................         -               -               -                -               -
                                         -----------    ------------    -------------    ------------    ---------------
                              Net loss   $  (14,186)    $   (10,630)    $   (25,774)     $   (40,776)    $   (73,570)
                                         ===========    ============    =============    ============    ===============
Basic and diluted loss
     per common share.................   $    (0.01)    $     (0.01)    $      (0.02)    $    (0.04)
                                         ===========    ============    =============    ============
Basic and diluted weighted
     average common shares
     outstanding * ...................    1,161,000       1,161,000       1,161,000        1,098,389
                                         ===========    ============    =============    ============


*    Restated for 1:2 reverse stock split (see Note D)


            See accompanying notes to condensed financial statements


                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                                           April 23,
                                                                                             1998
                                                           Nine Months Ended              (Inception)
                                                               September 30,                through
                                                        -----------------------------      Sept. 30,
                                                            2000            1999             2000
                                                        ------------    -------------    ------------

Net cash used in operating activities................   $   (22,713)    $   (25,335)     $   (53,384)
                                                        ------------    -------------    ------------
Cash flows from investing activities:

     Purchase of equipment...........................          -               -                (858)
     Purchase of investment..........................          -            (15,000)         (15,000)
                                                        ------------    -------------    ------------
Net cash used in investing activities................          -            (15,000)         (15,858)
                                                        ------------    -------------    ------------
Cash flows from financing activities:

     Proceeds from sale of common stock..............          -             80,500           83,000
     Payments for offering costs.....................          -             (5,000)          (7,213)
                                                        ------------    -------------    ------------
Net cash used in financing activities................          -            75,500            75,787
                                                        ------------    -------------    ------------

                                   Net change in cash       (22,713)         35,165            6,545
Cash, beginning of period............................        29,258            -                -
                                                        ------------    -------------    ------------

                                  Cash, end of period   $     6,545     $    35,165      $     6,545
                                                        ============    =============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest..........................   $      -        $      -         $      -
                                                        ============    =============    ============
     Cash paid for income taxes......................   $      -        $      -         $      -
                                                        ============    =============    ============


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


Note B:  Related party transactions
         --------------------------

The Company leased office space on a month-to-month basis and purchased administrative services from an affiliate during the nine months ended September 30, 2000. The affiliate charged the Company $1,000 per month from January through May 2000 for the rent and services. Effective June 1, 2000, the affiliate began providing the office space and services at no charge. The rent and services were valued at $1,000 per month for the period from June 1, 2000 through September 30, 2000, based on the costs incurred in prior periods. The rent and administrative services contributed from June 1, 2000 through September 30, 2000 are included in the accompanying statements as "rent and administrative services, related party" with a corresponding credit to additional paid-in capital.

The Company owed the affiliate $146 for administrative expenses at September 30, 2000, which is included in the accompanying balance sheet as accounts payable, related party.


Note C:  Income taxes
         ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note D:  Shareholders' equity
         --------------------

On September 15, 2000, the Company's directors and shareholders approved a one for two reverse stock split of the Company's outstanding common shares. As a result of the reverse split, which was effective on September 26, 2000, the Company's outstanding shares of common stock were reduced from 2,322,000 to 1,161,000. The accompanying financial statements have been restated to reflect the reverse split.

Part I.  Item 2.  Plan of operation
-------           -----------------


                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

PLAN OF OPERATION
-----------------

The Company is open to the evaluation of mining investments located in the United States and is pursuing possible oil and gas exploration investments. The Company has also opened its spectrum of possible investments and/or business combinations to companies that may be operating outside of the Company's original business plan. The Company is currently negotiating with a healthcare company for a possible business combination. As of November 3, 2000, no agreement had been reached between the companies and shareholders or perspective shareholders should not assume that an agreement with this or any other outside company would ever result in a business combination of any type.

At September 30, 2000 the Company had one employee (its sole officer and director) and, except for any potential mergers and/or acquisitions, does not anticipate materially increasing the number of employees in the next twelve months.


RESULTS OF OPERATIONS
---------------------

No income producing operations were conducted during the most recent quarter. The Company's net loss totaled $25,774 for the nine months ended September 30, 2000 as compared to $40,776 for the nine months ended September 30, 1999. The decrease in the net loss was due to the write-down of the Company's $15,000 investment.


FINANCIAL CONDITION
-------------------

There have been no material changes to the Company's financial condition during the nine months ended September 30, 2000. Proceeds from the common stock offering conducted during 1999 have funded all development stage activity.

The Company's working capital decreased from $34,415 at September 30, 1999 to $5,899 at September 30, 2000. The decrease was due to cash disbursements for professional and administrative expenses and a lack of cash proceeds from financings and operations.

PART II - OTHER INFORMATION

Item 1 - No response required.

Item 2 - No response required.

Item 3 - No response required.

Item 4 - On September 15, 2000, the Company's directors and shareholders approved a one for two reverse stock split of the Company's outstanding common shares.

Item 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits       27 - Financial Data Schedule.

         There were no reports on Form 8-K.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        MAX DEVELOPMENT, INC.
                                                        (Registrant)


DATE:    November 3, 2000                            BY: /s/ David C. Olson
         ----------------                               ------------------------
                                                        David C. Olson
                                                        President