Form 10KSB
period 2000-12-31
MAX DEVELOPMENT INC
filed 2001-03-27
CIK 1089124

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000     Commission File Number: 0-27337
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

As of December 31, 2000: (a) 1,161,000 common shares, $.001 par value, of the registrant were outstanding following a 1:2 reverse stock split on September 26, 2000; (b) approximately 161,000 common shares were held by non-affiliates; and
(c) the aggregate market value of the common shares held by non-affiliates was $80,500 based on the last sale of $.25 per share in a private offering conducted by the Company during the first half of 1999.

Documents incorporated by reference: None.

MAX DEVELOPMENT, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

                                                                           Page
                                                                           ----
PART I

   Item 1.   DESCRIPTION OF BUSINESS...................................      3

   Item 2.   DESCRIPTION OF PROPERTY...................................      9

   Item 3.   LEGAL PROCEEDINGS.........................................      9

   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......      9

PART II

   Item 5.   MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.......................................      9

   Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION ........................................     10

   Item 7.   FINANCIAL STATEMENTS......................................     11

   Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.......................     11

PART III

   Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT.......................................................     11

   Item 10.  EXECUTIVE COMPENSATION....................................     12

   Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT................................................     13

   Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............     14

   Item 13.  EXHIBITS AND REPORTS ON FORM 8-K..........................     15

Additional information

     Descriptions in this Report are qualified by reference to the contents of any contract; agreement or other documents are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits and Reports of Form 8-K.")

     Reference in this document to "us" or "we" or "the Company" or "the Registrant" refer to Max Development, Inc.

                Special Note Regarding Forward Looking Statements

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

PART I

Item 1.  DESCRIPTION OF BUSINESS

     (a) General Development of Business
         -------------------------------

     We were organized under the laws of the State of Colorado on April 23, 1998. Our executive offices are presently located at 6025 South Quebec Street, Suite 150, Englewood, Colorado 80111, and our telephone and facsimile numbers are (720) 489-8873 and (720) 489-8874, respectively.

     We received gross proceeds in the amount of $80,500 from the sale of a total of 322,000 shares of common stock, $.001 par value per share (the "common stock"), in an offering conducted during the period from January through May 1999 pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder.

On April 21, 1999, we acquired approximately eight percent of the total number of outstanding common shares of Northern Ventures Ltd. ("NVL"), a British Virgin Islands corporation, in consideration for the sum of $15,000 in cash. NVL holds, through a wholly owned Republic of South Africa ("RSA") corporation, a contract right to mine the admiralty strip on a marine diamond concession, known as the Brazil Farms concession, in the Atlantic Ocean off the west coast of the RSA. As of December 31, 1999, after due consideration, our board of directors determined that there was clear evidence of an impairment in the carrying value of NVL's common stock. Accordingly, a permanent decline for the full amount of the investment ($15,000) was charged to operations in our financial statements for the year ended December 31, 1999. There were no changes to the investment or its valuation during the year ended December 31, 2000.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

     (b) Narrative Description of the Business
         -------------------------------------

         General
         -------

     As of the date hereof, our activities in the mining industry are limited to our participation in marine diamond mining operations off the west coast of the RSA through the minority ownership interest in NVL. NVL is conducting such operations through a wholly owned Republic of South Africa corporation. We own of record and beneficially 182 shares, representing approximately eight percent of the 2,370 outstanding shares, of common stock of NVL. Northern Ventures SA
(Pty) Ltd. ("NVSA"), the RSA corporation wholly-owned by NVL, holds a contract right to mine the admiralty strip on the NR 5A marine diamond concession, also known as the "Brazil Farms" concession, in the Atlantic Ocean off the west coast of RSA where NVSA's diamond mining operations, partially funded by the Company's investment in NVL, are conducted. NVL, since 1997, raised a total of approximately $119,750 from the sale of its common stock, including the sum of $15,000 received from us, which was used to complete the acquisition of equipment, hire qualified labor (including divers), rent a beach facility and pay the operating costs of the trial-run beach operation involving exploration and limited production activities on the Brazil Farms concession. The trial-run beach operation, conducted during a period of approximately seven months from October 7, 1998, through the end of April 1999, spanned approximately four months more than the three-month period initially anticipated. The operations of the crew during this period, on five separate locations along the tidal zone of the Brazil Farms concession, were required to be halted periodically because of adverse weather conditions. Nevertheless, such operations yielded 2,115 bags of gravel weighing 42.3 tons, which were processed on site into 142.81 carats of diamonds. NVL has realized net revenue from diamond sales to date of $9,854, after operating expenses (not including NVSA's administrative expenses and equipment costs) aggregating approximately $18,047.

     The minimal revenue realized by NVL to date has been attributed by its management to three factors: (i) the lower than expected quantities of diamonds per ton of gravel processed; (ii) the smaller size of diamonds (less than one carat) than anticipated; and (iii) NVSA's responsibility for payment of a 40% royalty and 3% marketing fee before payment of all operating expenses. Despite these factors, the diamonds located to date have been high-grade in quality. NVL initially undertook the Brazil project based upon, among other things, the likelihood, in the assessment of its Board of Directors, that the Brazil Farms admiralty strip concession contains significant amounts of gem quality diamonds and upon the independent geological report of Mr. Stuart D. Lyle, Cape Town, RSA, on the viability of the project.

     As of December 31, 2000, NVL had limited capital and management has no intention of resuming mining operations or pursuing the Brazil lease. NVL continues to evaluate other mining projects; however, NVL is not currently negotiating on any projects.

     Mr. David C. Olson,  our sole  executive  officer and director and owner of
77.9 percent of our issued and outstanding shares, has no experience in the mining industry in general or specifically, with respect to diamond mining. Because of this, among other reasons, we purchased, as our initial venture in the mining industry, a minority interest in NVL based upon management's belief and the recommendations of Mr. Robert A. Hildebrand, a consultant to the Company, that NVL is managed by experienced individuals and has reasonable potential for success in the marine diamond mining venture being conducted utilizing the our invested funds as well as other invested funds. We propose to participate in one or more mining ventures in addition to its investment in NVL if we succeed in raising additional debt and/or equity financing, which is not assured. For the foreseeable future and until experienced mining personnel join our management, if ever, virtually all decisions concerning our participation in mining opportunities will be made or significantly influenced by Mr. Hildebrand.

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

Stephen E. Rounds, age 54, a United States citizen resident in Denver, Colorado, is a corporate and Federal securities attorney licensed in the United States and Colorado.

     Richard D. Robinson, age 51, a United Kingdom citizen experienced in mining and working with financial institutions, presently serves as a consultant to a diamond production company in the Ivory Coast.

     W. Ian L. Forrest, age 58, a resident of Switzerland and a Scottish Chartered Accountant, holds management, non-executive and consulting positions in several European, Canadian and South African corporations, including Caledonia Mining, Reunion Mining PLC, Gaelic Rescues and Menora Resources, which are listed on various exchanges (Dublin, London, Montreal, Toronto and/or Johannesburg).

     Ian J. ffrench, age 56, is a British citizen; resides in Jersey, Channel Islands, United Kingdom; and holds a Jersey passport. Mr. ffrench, a Fellow of the Institute of Chartered Accountants in England and Wales and an Associate of the Society of Trust and Estate Practitioners, is Managing Director of a Swiss management company located in Geneva, Switzerland.

     Frank Karefa-Smart, age 66, a citizen of Sierra Leone, is the government liaison for Langer International Ltd., a Tel Aviv and Brussels diamond dealer licensed to deal diamonds in Sierra Leone with offices in Freetown, Sierra Leone and other African countries.

     Ownership
     ---------

     The following table sets forth certain information regarding the ownership of NVL's common stock as of December 31, 2000:


                                                                           Consideration
                                  Shares         Percentage       ---------------------------------
Name of Shareholder               Owned          of Class             Cash               Services
--------------------------      ----------       ----------       -------------       -------------
Steven E. Rounds                658 shares       27.8%            $ 15,750.00         $          -
Richard D. Robinson             400 shares       16.9%            $  7,000.00         $   19,667.00
Ian Forrest                     300 shares       12.7%            $ 20,000.00         $          -
Ian Ffrench                     300 shares       12.7%            $ 20,000.00         $          -
Paddington Investments          200 shares        8.4%            $ 20,000.00         $          -
Max Development, Inc.           182 shares        7.7%            $ 15,000.00         $          -
Frank Karefa-Smart              100 shares        4.2%            $         -         $   10,000.00
Shalimar Business Services      100 shares        4.2%            $ 10,000.00         $          -
David C. Olson                   60 shares        2.5%            $ 5,000.00          $          -
Jerry W. Keel                    50 shares        2.1%            $ 5,000.00          $          -
D. Michael Rounds                20 shares        0.8%            $ 2,000.00          $          -


     * Represents the number of shares of Common Stock owned of record and beneficially by each named person or group, expressed as a percentage of 2,370 shares of NVL's common stock issued and outstanding as of the date hereof.

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

     Dividend Policy, Tax Matters
     ----------------------------

     NVL has not paid any dividends and does not expect to pay out dividends in the near future. The Board of Directors of NVL is evaluating the RSA tax regime with respect to the adoption of measures that would minimize corporate taxes on NVL as a holding company.

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

     The initial area mined during NVSA's trial-run beach operation halted in April 1999, consisted of three gullies at the south end of the Brazil Farms admiralty strip which have been identified by Trans-Hex as possibly diamond bearing. Gullies such as these are bedrock features that run along the West Coast from the shore into the ocean. Mining is accomplished by removing the sand overburden to expose the gravel, which is removed in turn and processed for diamonds. The initial operations of NVSA yielded only 142.81 carats of diamonds smaller in size than expected and, as of December 31, 2000, management had no intentions of resuming mining operations.

Trans-Hex extended NVSA's lease past the expiration date of March 31, 2000. Our management believes the lease expired on March 31, 2000. We may obtain another lease, but at December 31, 2000 NVSA had no intention of pursuing the leases

     Proposed Participation in Other Mining Opportunities
     ----------------------------------------------------

     Depending upon our success in raising equity and/or debt financing in addition to the amount of $80,500 received from our offering of Common Stock pursuant to Rule 504 of Regulation D under Section 3(b) of the Act, we intend to participate in one or more mining ventures in addition to the Brazil Project. However, unless substantial additional funding is received, management expects any such opportunities, which may become available to us to be limited to partnering, joint venture or similar such arrangements whereby we join with others having the mineral reserves and resources in addition to the financing, equipment, personnel and other resources necessary to conduct mineral exploration, development and production activities. Management intends to evaluate each of these prospective projects or proposals that may become available for participation by us on a case-by-case basis. The success of any such venture participated in by us could not be assured. We are dependent upon the efforts of our management, Mr. Olson, to obtain the sizable amount of capital necessary in order to acquire mineral reserves and resources and/or mining properties, leases, interests or contract or other rights and conduct operations in the mining industry on a commercial scale. Mr. Olson has no previous experience in the mining business. It is likely that properties, if any, acquired by us in the future on which funds are spent for exploration may prove worthless and/or extended periods of time may elapse between the expenditure of funds and the recognition of income from a property. Furthermore, even assuming our success in fund-raising such that it obtains the sizable amount of capital required to successfully develop a mine to the producing stage, such mine may not produce minerals in sufficient quantity to enable us to realize a profit. Accordingly, no assurance can be given that proven reserves will ever be obtained or that we will ever commence that commercial production.

     While management intends to take all action necessary to ensure that we do not inadvertently become an "investment company," as that term is defined under the Investment Company Act of 1940, as amended (the "1940 Act"), there can be no assurance that we can avoid such classification. In general, investment companies are companies in which the bulk of whose assets are invested in securities. Our initial venture was the purchase of eight percent of the common stock of a British Virgin Islands corporation that conducts diamond exploration and mining activities. The 1940 Act was adopted to regulate investment companies because, among other reasons, of the liquidity, and, therefore, the ease of transfer and liquidation of the securities holdings of these companies making it possible for unscrupulous managers to easily defraud investors. The 1940 Act adopts various techniques of regulation, including disclosure, advisory opinions from the Securities and Exchange Commission (the "SEC") to the security holders, requirements for approval by a majority of the voting securities of the investment company, absolute prohibitions on insiders' dealings with the investment company without an SEC exemption and the imposition of substantive structure, minimum capital, composition of the board of directors, terms of the securities issued, consideration to be received by investment companies for the securities that they issue and various other provisions, all of which can be waived with or without conditions by an SEC exemption. Our management believes that we will not be classified as an investment company because we will come within the purview of one or more of a number of exemptions from the 1940 Act for the reasons, among others, that we are actively and primarily engaged in non-investment business and that we are small in size. Nevertheless, there is a risk that we will inadvertently become an investment company, particularly if management is unsuccessful in raising the capital required to participate in mining operations other than through minority securities ownership in one or more mining companies.

     Competition
     -----------

     The mining industry is intensely competitive. We anticipate that we will be in competition with mining companies of all sizes located both inside and outside the United States. We expect that our financial resources and other assets may limit our opportunities. In this regard, many of the companies and other organizations with which we will be in competition are established and virtually all such entities have far greater financial resources, substantially greater experience and larger staffs than we do. Additionally, many of such organizations have substantial exploration, mining and milling capabilities, proven operating histories and long earnings records, which we lack. We expect to face strong competition from both such well-established companies and small independent companies like ourselves. The principal methods of competition in the industry for the acquisition of mineral properties are the payment of bonus payments at the time of acquisition of leases, delay rentals, advance royalties, the use of differential royalty rates, the amount of annual rental payments and stipulations requiring exploration and production commitments by the lessee. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, access to technical data and vast experience will be in a better position than us to compete for such mineral properties. There can be no assurance that any mineral properties can be acquired by us in the future or upon terms acceptable to management, or that exploratory work conducted by us or others would result in commercially producible minerals. In addition, our operations may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition. Additionally, it is expected that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable it to take advantage of such advances. The effects of any such technological advances on us, therefore, cannot be presently determined.

     Employees and Consultants
     -------------------------

     We have had no employees since our organization. Except for 900,000 shares of our Common Stock issued and sold to Mr. David C. Olson, our sole executive officer and director, and our former executive officer and director, respectively, in consideration for the payment by each individual of the sum of $1,250 for legal services performed by Cudd & Associates on our behalf. Our executive officers and directors have served in those positions without compensation through the date hereof. Mr. Olson subsequently acquired the 900,000 shares of Common Stock owned by our former executive officer, director and controlling shareholder of the Company.

     It is anticipated that at such time, if ever, as our financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Mr. Olson and any other executive officers and/or directors will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as our executive officers and may receive fees for their attendance at meetings of our Board of Directors. (See Item 12, "Certain Relationships and Related Transactions.")

     (c) Organization
         ------------

     We are comprised of one corporation with no subsidiaries or parent entities.

     (d) Operations
         ----------

     We have been in the development stage since our inception on April 23, 1998.

     (e) Employees
         ---------

     We do not have any employees.

     (f) Proprietary Information
         -----------------------

     We have no proprietary information.

     (g) Government Regulation
         ---------------------

     We are not subject to any material governmental regulation or approvals.

     (h) Research and Development
         ------------------------

     We have not spent any amount in research and development activities.

     (i) Environmental Compliance
         ------------------------

     At the present time, we are not subject to any material costs for compliance with any environmental laws.


Item 2. DESCRIPTION OF PROPERTY

     Our business office is located at 6025 South Quebec Street, Suite 150, Englewood, Colorado 80111. We leased office space and purchased administrative services from an affiliate on a month-to-month basis during the period from April 1999 through May 2000. We paid the affiliate $1,000 per month for the office space and services during that period. Effective June 1, 2000, the affiliate began providing the office space and services at no charge. The rent and services were valued at $1,000 per month for the period from June 1, 2000 through December 31, 2000, based on the charges in prior periods.


Item 3. LEGAL PROCEEDINGS

     No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature, pending or threatened, or judgments entered against any of our director or officer in their capacity as such.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the year covered by this report.


PART II


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Principal Market or Markets
         ---------------------------

     Our common stock trades on the OTC Bulletin Board. We have four market makers; (1) Knight Securities; (2) Sharp Capital Securities; (3) Paragon Securities; and (4) Hill Thompson Securities. Trading activity in our stock is very limited and is designated to trade "by appointment only."

     (b) Approximate Number of Holders of Common Stock
         ---------------------------------------------

     The number of holders of record of our Common Stock at December 31, 2000, was approximately 27.

     (c) Dividends
         ---------

     Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (d) Reverse stock split
         -------------------

     On September 15, 2000, our directors and shareholders approved a one-for-two reverse stock split of our outstanding common shares. The reverse split was effective on September 26, 2000. As a result of the reverse split, the number of outstanding common shares was reduced from 2,322,000 to 1,161,000.

     (e) The Securities Enforcement and Penny Stock Reform Act of 1990
         -------------------------------------------------------------

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under the Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information about their fitness to trade our shares. Also, there is the requirement of a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade out securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while provisions of this Act might be applicable to those securities.

     (f) Blue Sky Compliance
         -------------------

     The trading of penny stock companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for our shares and to make resale of shares acquired by investors more difficult.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Forward-Looking statements

     The following discussion contains forward-looking statements regarding our Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation; our ability to successfully develop new products for new markets; the impact of competition on our revenues; changes in law or regulatory requirements that adversely affect or preclude clients from using our products for certain applications; delays our introduction of new products or services; and our failure to keep pace with emerging technologies.

     When used in this  discussion,  words  such as  "believes",  "anticipates",
"expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempts to advise interested parties of the risks and factors that may affect our business.

     The following summarizes the Company's results of operations and financial conditions, and should be read in conjunction with the financial statements:

     (a) Liquidity and Capital Resources
         -------------------------------

     At December 31, 2000, we had current assets totaling $9,298 in cash and $1,800 in current liabilities. Since our inception, we have received $80,500 in cash proceeds as consideration for the sale of 322,000 shares of common stock.

     (b) Results of Operations
         ---------------------

     No operations were conducted during the period from April 23, 1998 (inception) through December 31, 2000 as we have been in the development stage. Expenses incurred since inception have been related to legal, accounting and stock transfer agent fees, as well as rent and other general and administrative costs in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934. We have also recognized a charge to earnings totaling $15,000 for the write down of our NVL investment during the year ended December 31, 1999.

     (c) Plan of Operation
         -----------------

     Since inception, we have has conducted no business operations except for the purchase of an eight per cent equity ownership interest in NVL, a British Virgin Islands corporation which has conducted, through NVSA, a wholly-owned RSA subsidiary, marine diamond mining operations off the west coast of the RSA. We propose to raise equity and/or debt financing in addition to the funding in the amount of $80,500 received from our offering and sale of Common Stock pursuant to Rule 504 of Regulation D under Section 3(b) of the Act. Although management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings, there can be no assurance that additional capital can be obtained. In the event that only limited additional financing is received, we expect our opportunities in the mining industry to be limited to partnering, joint venture or similar such arrangements whereby we join with others having the mineral reserves and resources in addition to the financing, equipment, personnel and other resources necessary to conduct mineral exploration, development and production activities. Even if we succeed in obtaining the level of funding necessary to acquire a mining property or properties, funds spent for exploration may prove worthless and/or extended periods of time may elapse between the expenditure of funds and the recognition of income from a property and, further, a mine successfully developed to the producing stage may, nevertheless, fail to produce minerals in sufficient quantity to enable us to realize a profit.

     During the year ended December 31, 2000, we began seeking opportunities for possible investments and/or business combinations with companies that may be operating outside of our original business plan. No agreements were reached as of December 31, 2000.


Item 7. FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and accompanying footnotes appear at Pages F-3 through F-11 hereof. These financial statements and related financial information required to be filed hereunder commence on Page F-1 hereof and are incorporated herein by this reference.

Item 7. Financial Statements

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Index to Financial Statements

                                                                           Page
                                                                          ------
Independent auditors' report ............................................   F-2

Balance sheet, December 31, 2000 ........................................   F-3

Statements of operations, for the years ended December
     31, 2000 and 1999, and for the period from
     April 23, 1998 (inception) through December 31, 2000 ...............   F-4

Statement of shareholders' equity (deficit), for the period
     from April 23, 1998 (inception) through December 31, 2000 ..........   F-5

Statements of cash flows, for the years ended December 31,
     2000 and 1999, and for the period from April 23, 1998
     (inception) through December 31, 2000 ..............................   F-6

Notes to the financial statements .......................................   F-7

To the Board of Directors and Shareholders
Max Development, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the balance sheet of Max Development, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999, and from April 23, 1998 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Max Development, Inc. as of December 31, 2000, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999, and from April 23, 1998 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is in the development stage, has no revenues as of December 31, 2000, and has experienced significant operating losses for the periods from April 23, 1998 (inception) through December 31, 2000, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Harvey, P.C.
Denver, Colorado
March 3, 2001

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                December 31, 2000


ASSETS

Current assets:

     Cash ............................................................ $  9,298
                                                                       --------
                                              Total current assets        9,298

Equipment, less accumulated depreciation of $333 .....................      525

Investment (Note A) ..................................................        -
                                                                       --------

                                                                       $  9,823
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued liabilities ........................ $  2,888
     Due to affiliate (Note B) .......................................       99
                                                                       --------
                                         Total current liabilities        2,987
                                                                       --------

Shareholders' equity (deficit) (Note C):
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized; -0- shares issued and outstanding ................        -
     Common stock, $.001 par value; 10,000,000 shares authorized;
        1,161,000 shares issued and outstanding ......................    1,161
     Additional paid-in capital ......................................   81,904
     Deficit accumulated during development stage ....................  (76,229)
                                                                       --------
                              Total shareholders' equity (deficit)        6,836
                                                                       --------

                                                                       $  9,823
                                                                       ========
               See accompanying notes to the financial statements


                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                                                          April 28, 1998
                                                                              For the Years Ended          (Inception)
                                                                                  December 31,               Through
                                                                       ------------------------------      December 31,
                                                                         2000                1999              2000
                                                                      -----------         -----------     --------------
Costs and expenses:
    Rent (Note B) ................................................    $    12,000         $     9,000     $    21,000
    Legal and accounting .........................................          9,048              17,735          29,283
    Stock transfer fees ..........................................          1,976               1,538           3,514
    Stock-based compensation, consulting (Note C) ................              -                   -             278
    Travel .......................................................          2,767                   -           2,767
    Printing .....................................................          1,515               1,099           2,614
    Depreciation .................................................            286                  47             333
    Other general and administrative .............................            841                 502           1,440
                                                                      -----------         -----------     -----------
                                                    Operating loss        (28,433)            (29,921)        (61,229)

Non-operating expense:
    Realized loss on write-down of investment (Note A) ...........              -             (15,000)        (15,000)
                                                                      -----------         -----------     -----------
                                          Loss before income taxes        (28,433)            (44,921)        (76,229)

Income taxes (Note D) ............................................              -                   -               -
                                                                      -----------         -----------     -----------

                                                          Net loss    $   (28,433)        $   (44,921)    $   (76,229)
                                                                      ===========         ===========     ===========

Basic loss per common share ......................................    $     (0.02)        $     (0.04)
                                                                      ===========         ===========
Basic weighted average common shares outstanding .................      1,161,000           1,114,042
                                                                      ===========         ===========


               See accompanying notes to the financial statements.


                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

              April 23, 1998 (inception) through December 31, 2000

                                                                                                                Deficit
                                                                                                                Accumulated
                                              Preferred Stock      Common Stock          Additional   Deferred  During
                                             -----------------  -----------------------  Paid-in      Offering  Development
                                             Shares  Par Value    Shares     Par Value   Capital      Costs     Stage         Total
                                             ------  ---------  -----------  ---------   -----------  --------  ----------- --------

Balance, April 23, 1998 (inception) .........     -  $      -            -   $       -   $         -  $    -    $      -    $     -
November 18, 1998, common stock sold
   to officers ($.00139/share) (Note C) .....     -         -    1,800,000       1,800           700       -           -      2,500
November 18, 1998, common stock issued to
   consultant in exchange for services
   ($.00139/share) (Note C) .................     -         -      200,000         200            78       -           -        278
Deferred offering costs .....................     -         -            -           -             -    (213)          -       (213)
Net loss, April 23, 1998 (inception)
   through December 31, 1998 ................     -         -            -           -             -       -      (2,875)    (2,875)
                                             ------  --------   ----------   ---------   -----------  ------    --------     -------
                   Balance, December 31, 1998     -         -    2,000,000       2,000           778    (213)     (2,875)      (310)

April 15, 1999, sale of common stock less
   offering costs of $5,000 and offering
   costs paid to related party of $2,000
   ($.25/share) (Note C) ....................     -         -     322,000          322        72,965     213           -     73,500
Net loss for the year ended December 31, 1999     -         -            -           -             -       -     (44,921)   (44,921)
                                                  -  --------   ----------   ---------   -----------  ------    --------     -------
                   Balance, December 31, 1999     -         -    2,322,000       2,322        73,743       -     (47,796)    28,269

September 15, 2000, 1 for 2 reverse common
   stock split (Note C) .....................     -         -   (1,161,000)     (1,161)        1,161       -           -          -
Office space contributed by an affiliate
   (Note B)                                       -         -            -           -         7,000       -           -      7,000
Net loss for the year ended December 31, 2000     -         -            -           -             -       -     (28,433)   (28,433)
                                                  -  --------   ----------   ---------   -----------  ------    --------     -------
                   Balance, December 31, 2000     -  $      -    1,161,000   $   1,161   $    81,904  $    -    $(76,229)    $6,836
                                             ======  ========   ==========   =========   ===========  ======    ========     =======

               See accompanying notes to the financial statements.


                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                                         April 28,
                                                                                                           1998
                                                                              For the Years Ended        (Inception)
                                                                                 December 31,            Through
                                                                           ------------------------      December 31,
                                                                             2000           1999           2000
                                                                           --------       ---------      ------------
Cash flows from operating activities:
    Net loss ........................................................      $(28,433)      $(44,921)      $  (76,229)
    Transactions not requiring cash:
       Depreciation .................................................           286             47              333
       Contributed rent .............................................         7,000              -            7,000
       Common stock issued for services (Note C) ....................             -              -              278
       Realized loss on write-down of investment (Note A) ...........             -         15,000           15,000
       Changes in current liabilities:
          Accounts payable and accrued expenses .....................         1,187          1,490            2,987
                                                                           --------       --------       ------------
                          Net cash (used in) operating activities ...       (19,960)       (28,384)         (50,631)
                                                                           --------       --------       ------------

Cash flows from investing activities:
    Purchase of equipment ...........................................             -           (858)            (858)
    Purchase of investment (Note A) .................................             -        (15,000)         (15,000)
                                                                           --------       --------       ------------
                           Net cash (used in) investing activities ..             -        (15,858)         (15,858)
                                                                           --------       --------       ------------

Cash flows from financing activities:
    Proceeds from sale of common stock ..............................             -         80,500           83,000
    Payments for offering costs .....................................             -         (7,000)          (7,213)
                                                                           --------       --------       ------------
                            Net cash provided by financing activities             -         73,500           75,787
                                                                           --------       --------       ------------

Change in cash ......................................................       (19,960)        29,258            9,298
Cash, beginning of period ...........................................        29,258              -                -
                                                                           --------       --------       ------------

                                                  Cash, end of period      $  9,298       $ 29,258       $    9,298
                                                                           ========       ========       ============

Supplemental disclosure of cash flow information: Cash paid for:
       Interest .....................................................      $      -       $      -       $        -
                                                                           ========       ========       ============
       Income taxes .................................................      $      -       $      -       $        -
                                                                           ========       ========       ============

               See accompanying notes to the financial statements.

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE A: SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF ORGANIZATION

Development stage company

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

Cash

Cash consists of federally insured amounts maintained in a checking account at a bank. For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2000.

Investments

Investments are recorded at cost. The Company's investment consists of less than a twenty-percent ownership in a company whose stock is not publicly traded. The investment was written down to net realizable value.

Equipment and depreciation

Equipment is stated at cost. Equipment is depreciated over its estimated useful life using the straight-line method.

Upon retirement or disposition of the equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value due to the short-term maturity of the instruments.

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

Income taxes

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

Loss per common share

Effective December 31, 1997, SFAS 128 "Earnings per Share" requires a dual presentation of earnings per share-basic and diluted. Basic loss per common share has been computed based on the weighted average number of common shares outstanding. Diluted loss per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options. Basic and diluted losses per share were the same for all prior periods presented due to the Company's simple capital structure. The losses per share calculations in the accompanying financial statements have been restated to reflect the reverse split (see Note C).

Stock-based compensation

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

Nature of organization and basis of presentation

The Company was organized under the laws of the State of Colorado on April 23 1998.

During 1999 the Company invested $15,000, which approximated an eight-percent equity ownership interest in Northern Ventures Ltd. ("NVL"), a British Virgin Islands corporation. NVL owns 100 percent of Northern Ventures SA (Pty) Ltd. ("NVSA"), a Republic of South Africa ("RSA") corporation, which holds a contract right to mine the admiralty strip on a marine diamond mine concession, known as the Brazil Farms concession, in the Atlantic Ocean off the west coast of the RSA. In May of 1999, due to the speculative nature of the investment and recurring losses of NVSA, the investment was written down to a new cost basis of $-0- and the realized loss of $15,000 was included in earnings.

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has no revenue as of December 31, 2000, and has incurred operating losses totaling $76,229 for the period from April 23, 1998 (inception) through December 31, 2000. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management anticipates conducting debt financings or additional equity offerings during 2001 to help fund the Company's proposed operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B: RELATED PARTY TRANSACTIONS

The Company leased office space and purchased administrative services from an affiliate on a month to month basis during the period from April 1999 through May 2000. The Company paid the affiliate $1,000 per month for the office space and services during that period. Effective June 1, 2000, the affiliate began providing the office space and services at no charge. The rent and services were valued at $1,000 per month for the period from June 1, 2000 through December 31, 2000, based on the charges in prior periods. The rent and administrative services contributed during 2000 are included in the accompanying financial statements as rent and administrative services, related party, with a corresponding credit to additional paid-in capital. Rent expense totaled $12,000, $9,000 and $21,000 for the years ended December 31, 2000 and 1999, and for the period from April 23, 1998 (inception) through December 31, 2000, respectively.

During the year ended December 31, 2000, an affiliate paid expenses on behalf of the Company totaling $3,370. The Company repaid $3,271 prior to December 31, 2000. The balance owed the affiliate at December 31, 2000 of $99 is included in the accompanying financial statements as due to affiliate.

During the year ended December 31, 1999, an affiliate paid expenses on behalf of the Company totaling $475. The Company repaid the $475 prior to December 31, 1999.

During the year ended December 31, 1999, the Company paid an affiliate $2,000 for services related to its common stock offering. The $2,000 is included in the offering costs, which were deducted from the gross proceeds of the offering in the accompanying financial statements.

During the period ended December 31, 1998, an affiliate paid expenses on behalf of the Company totaling $270. The Company repaid the $270 during the year ended December 31, 1999.

During the period ended December 31, 1998, an officer paid expenses on behalf of the Company totaling $40. The Company repaid the $40 during the year ended December 31, 1999.

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE C: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue one million shares of $.01 par value preferred stock, which may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Common stock sales

During the year ended December 31, 1999, the Company offered for sale 1,250 units. Each unit consisted of 400 shares of the Company's $.001 par value common stock, for a total of 500,000 shares. The units were offered pursuant to an exemption from registration under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Act"). Units were sold for $100 each, or $.25 per common share. The Company sold 805 units (322,000 common shares) for net proceeds of $73,287, after deducting offering costs totaling $7,213.

During the period from April 23, 1998 (inception) through December 31, 1998, 1,800,000 shares of common stock were sold to officers of the Company for $2,500 ($.00139 per share). These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Act.

Stock option plan

The Company has adopted a stock compensation plan for the benefit of key personnel and others providing significant services to the Company. An aggregate of 1,000,000 shares of common stock has been reserved under the plan. There were no options granted under this plan as of December 31, 2000.

Stock-based compensation

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

Reverse stock split

On September 15, 2000, the Company's directors and shareholders approved a one-for-two reverse stock split of the Company's outstanding common shares. The reverse split was effective on September 26, 2000. As a result of the reverse split, the number of outstanding common shares was reduced from 2,322,000 to 1,161,000.

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE D: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                    For the Years Ended
                                                       December 31,
                                                  ------------------------
                                                    2000           1999
                                                  -------        ---------
U.S. federal statutory graduated rate.........     15.00%         15.00%
State income tax rate,
  net of federal benefit......................      4.04%          4.04%
Net operating loss for which no tax
  benefit is currently available..............    -19.04%        -19.04%
                                                  -------        ---------
                                                    0.00%          0.00%
                                                  =======         ========

At December 31, 2000, deferred tax assets consisted of a net tax asset of $14,512, due to operating loss carryforwards of $76,229, which was fully allowed for, in the valuation allowance of $14,512. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2000 and 1999, and from April 23, 1998 (inception) through December 31, 1998 totaled $5,413, $8,552 and $547, respectively. The current tax benefit also totaled $5,413, $8,552 and $547 for the years ended December 31, 2000 and 1999, and from April 23, 1998 (inception) through December 31, 1998, respectively. The net operating loss carryforward expires through the year 2020.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We did not have any disagreements on accounting and financial disclosures with our accounting firm during the reporting period.


PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     (a) Directors and Executive Officers
         --------------------------------

     The names and ages of the our Directors and executive officers are as follows:

       Name              Age                      Position
------------------       ---      ----------------------------------------------
David C. Olson (1)        40      President, Chief Executive Officer, Secretary
                                  Chief Financial Officer and Director


     (1) Mr. Olson may be deemed a "promoter" and "parent" of the Company, as those terms are defined under the General Rules and Regulations promulgated under the Securities Act of 1933, as amended.

     Directors hold office until our next annual shareholder meeting and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Olson is expected to devote such time and effort to our business affairs as may be necessary to perform his responsibilities as our sole executive officer and director.

     We have no audit or compensation committee.

     (b) Business Experience
         -------------------

     David C. Olson, since August 1997, has served as the President, the Chief Executive Officer, the Treasurer, a director and a controlling shareholder of Summit Financial Relations, Inc. ("Summit"), a business finance, consulting and investor relations firm with offices in the Denver Technological Center, Englewood, Colorado, founded by him. Also, since August 1997, he has served as the President, the Chief Executive Officer, the Treasurer, a director and a controlling shareholder of Associate Capital Consulting, Inc., an Englewood, Colorado, company also founded by Mr. Olson, which is engaged in the business of investing in private and publicly-held companies and, additionally, performs financial consulting services. Mr. Olson has, since September 1998, served as the President, the Treasurer and a director of Easy Web, Inc., Englewood, Colorado, a privately-held company co-founded by him in September 1998 that is engaged in the business of selling customized and turnkey Internet web sites and hosting services to businesses in the United States. He has served as a director, since May 1999, of Mile High Foliage, Inc., Englewood, Colorado, a privately held wholesale tree farm business, which he founded in May 1999. From January 1993 to May 1997, he held various positions, including Vice President, Branch Office Manager of Cohig's top producing branch office and National Sales Manager, for Cohig and Associates, Inc. ("Cohig," now part of EastBrokers International, Inc.), Englewood, Colorado, a securities broker-dealer having approximately 265 registered representatives in twenty-three states that specializes in NASDAQ SmallCap and growth stocks and initial and secondary public securities offerings. During his tenure at Cohig, Mr. Olson served on the firm's Corporate Finance Commitment Committee and was involved in public and private financing involving hundreds of millions of dollars and numerous companies. From April 1987 to January 1993, he was associated with Kober Financial Corp. ("Kober"), Denver, Colorado, a regional broker-dealer specializing in NASDAQ SmallCap and growth securities that was acquired by Cohig in January 1993. Mr. Olson held a number of positions, including Executive Vice President, National Sales and Syndication, registered broker and account executive during the period of his association with Kober. During the period from 1982 to 1987, he was a registered representative associated with a number of NASD-member broker-dealers.


Item 10. EXECUTIVE COMPENSATION

     No cash compensation has been awarded to, earned by or paid to any of our executive officers or directors for services rendered to us since our inception on April 23, 1998. It is not anticipated that, for the foreseeable future, Mr. Olson or any other executive officer or director will receive any compensation in any form for services to us in the capacities of executive officer and/or director. On April 28, 1998, we issued an aggregate of 900,000 shares of common stock to each of Mr. Olson and to a former executive officer and director for services rendered in organizing the Company. Mr. Olson acquired the 900,000 shares owned by our former officer/director for cash on April 15, 1999. He holds no option to purchase any of our securities. Mr. Olson plans to devote only such time to our business affairs, which he deems necessary. (See Item 12, "Certain Relationships and Related Transactions.")

     Effective November 18, 1998, our Board of Directors and shareholders approved the adoption of the 1998-9 Services and Consulting Compensation Plan (the "Plan"), reserving certain shares of Common Stock for issuance under the Plan or in connection with the exercise of stock options received by optionees under the Plan. Except for this Plan, we do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and we have no intention of implementing any such plans for the foreseeable future. In the future, we may offer stock options to prospective employees and/or consultants; however, no such options have been granted as of the date hereof. It is possible that in the future, we may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with our operations, Company automobiles and life and health insurance, for its executive officers and directors, but none has yet been granted. The provisions of such plans and benefits will be at the discretion of our Board of Directors.

     Incentive Stock Option Plan
     ---------------------------

     The Board of Directors approved the adoption of the 1998-9 Services and Consulting Compensation Plan (the "Plan") effective as of November 18, 1998, reserving an aggregate of 1,000,000 shares of Common Stock for issuance to, or the exercise of stock options granted to, employees, consultants, and non-employee members of our Board of Directors under the Plan. The purpose of the Plan is to promote our growth and general prosperity by permitting us to issue shares of Common Stock, and grant options exercisable to purchase shares of Common Stock, to our employees, consultants and non-employee members of the Board of Directors.

     Pursuant to the Plan, we may grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, to employees as well as non-qualified stock options to employees, officers, directors and consultants. The Plan provides for administration by our Board of Directors or by a committee of the Board of Directors. The Board or such committee selects the optionees, authorizes the grant of options and determines the exercise price of the options. The Board of Directors expects to administer the plan initially.

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

     There is no limit on the number of shares with respect to which options may be granted under the Plan to any participating employee. However, the aggregate fair market value of shares of Common Stock (determined on the date the option is granted) with respect to which incentive stock options become exercisable for the first time by an individual option holder during any calendar year (under all such plans maintained by us) may not exceed $100,000.

     Options granted under the Plan may be exercised within twelve months after the date of an optionee's termination of employment by reason of his death or disability, or within three months after the date of termination by reason of retirement or voluntary termination approved by our Board of Directors, but only to the extent the option was otherwise exercisable on the date of termination. In the event an optionee's employment is terminated for any reason other than death, disability, retirement or voluntary termination approved by our Board of Directors, such optionee's option terminates thirty days after the date of such termination.

     The Plan will terminate on November 18, 2008. The Plan may be amended by our Board of Directors without shareholder approval, except that no amendment, which increases the maximum aggregate number of shares that may be issued under the Plan or changes, the class of employees who are eligible to participate in the Plan, can be made without the approval of the shareholders of the Company. No options have been granted under the Plan as of December 31, 2000.

     Compensation of Directors
     -------------------------

     Our Directors receive no compensation pursuant to any standard arrangement for their services as directors.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding beneficial ownership as of the December 31, 2000 of our common stock by any person who is known by us to be the beneficial owner of more than five (5%) percent of our voting securities, by each Director of the Registrant, and by officers and Directors of the Registrant as a group. Although authorized for Preferred Shares, we have issued only Common Stock. As of December 31, 2000, there were 1,161,000 common shares issued and outstanding.

     All ownership is beneficial and on record and all beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

                                          Shares
                                       Beneficially        Percentage
           Beneficial Owner              Owned (1)        of Class (1)
           ----------------            ------------       ------------

David C. Olson (2)                        904,000            77.9%
6025 South Quebec Street, Suite 150
Englewood, Colorado 80111

James F. Paulos                           100,000             8.6%
4025 Easley Road
Golden, Colorado 80403

All executive officers and directors      904,000            77.9%
as a group (one person)

     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 1,161000 shares of our common stock issued and outstanding as of December 31, 2000.

     (2) Sole executive officer and director of the Company.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 28, 1998, we issued and sold 900,000 shares of Common Stock to Mr. David C. Olson, our sole executive officer and director and the record and beneficial owner of a total of 1,808,000 shares, representing approximately

77.9% of the issued and outstanding shares, of our Common Stock, in consideration for his payment in the amount of $1,250 for legal services performed by Cudd & Associates, Denver, Colorado, on our behalf (approximately $.0014 per share). Cudd & Associates is the law firm, which has passed upon the legality of the Common Stock and certain other matters in connection with this Form 10-SB Registration Statement. Excepting 8,000 shares of Common Stock purchased by him in our offering of Common Stock pursuant to Rule 504 of Regulation D under Section 3(b) of the Act, Mr. Olson acquired the balance of 900,000 shares of Common Stock presently owned of record and beneficially by him from our former executive officer, director and controlling shareholder on April 15, 1999.

     We lease office space from Summit Financial Relations, Inc., a company affiliated through common ownership, located at the business offices of Summit in Englewood, Colorado. We leased office space and purchased administrative services from the affiliate on a month-to-month basis during the period from April 1999 through May 2000. We paid the affiliate $1,000 per month for the office space and services during that period. Effective June 1, 2000, the affiliate began providing the office space and services at no charge. The rent and services were valued at $1,000 per month for the period from June 1, 2000 through December 31, 2000, based on the charges in prior periods. The rent and administrative services contributed during 2000 are included in the accompanying financial statements as rent and administrative services, related party, with a corresponding credit to additional paid-in capital. Rent expense totaled $12,000, $9,000 and $21,000 for the years ended December 31, 2000 and 1999, and for the period from April 23, 1998 (inception) through December 31, 2000, respectively.

     We believe that the terms of this rental arrangement are as favorable as those that could have been obtained from an unaffiliated third party for comparable arrangements in the Denver, Colorado, suburban area.

     On June 17, 1999, we paid a one-time fee in the amount of $2,000 to Associate Capital Consulting, Inc., an affiliated company, in consideration for the performance by Associate Capital Consulting, Inc., of certain financial consulting services for us.

     From time-to-time since our inception, Mr. David C. Olson, our sole executive officer and director, and Summit have incurred expenses on our behalf for which they have subsequently been reimbursed by us. Such expenditures have totaled approximately $4,155 through the date hereof and, as of December 31, 2000, the Company owed Summit $99 for expenses paid on our behalf that were reimbursed in January of 2001.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

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

     (b) No reports on Form 8-K were filed during the year ended December 31, 2000.

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant):  MAX DEVELOPMENT, INC.



By:   /s/ David C. Olson               Date: March 16, 2001
      ------------------                     --------------
      David C. Olson
      President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:   /s/ David C. Olson               Date: March 16, 2001
      ------------------                     --------------
      David C. Olson
      President