Form 10QSB
period 2001-03-31
MAX DEVELOPMENT INC
filed 2001-05-21
CIK 1089124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: March 31, 2001

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


        For the transition period from _______________ to ______________


                        Commission File Number 000-27337


                              MAX DEVELOPMENT, INC.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            COLORADO                                    84-1474940
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         6025 South Quebec Street, Suite 150, Englewood, Colorado 80111
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (720) 489-8873
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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
                                                 Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock,  $.001 par value                            1,161,000
------------------------------                  -------------------------------
         Class                                  Number of shares outstanding at
                                                May 18, 2001

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [ X ]

                     This document is comprised of 9 pages.

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, March 31, 2001 (Unaudited) ...................  3

     Condensed statements of operations, three months ended
        March 31, 2001 (Unaudited) and 2000 (Unaudited), and
        April 23, 1998 (inception) through March 31, 2001 (Unaudited) ......  4

     Condensed statements of cash flows, three months ended March
        31, 2001 (Unaudited) and 2000 (Unaudited), and
        April 23, 1998 (inception) through March 31, 2001 (Unaudited) ......  5

     Notes to condensed financial statements (Unaudited) ...................  6

     Item 2.  Plan of Operation ............................................  8

PART II - OTHER INFORMATION ................................................  8

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures ............................................................  9

Part I. Item 1. Financial information
------          ---------------------


                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2001


                                     ASSETS

Cash ....................................................   $  7,691

Equipment, less accumulated depreciation of $405 ........        453
                                                            --------

                                                            $  8,144
                                                            ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Accounts payable and accrued liabilities ..........   $  4,434
      Due to affiliate (Note B) .........................         52
                                                            --------
                                        Total liabilities      4,486
                                                            --------

Shareholders' equity:
      Preferred stock ...................................          -
      Common stock ......................................      1,161
      Additional paid-in capital ........................     84,904
      Deficit accumulated during development stage ......    (82,407)
                                                            --------
                               Total shareholders' equity      3,658
                                                            --------

                                                            $  8,144
                                                            ========


            See accompanying notes to condensed financial statements
3

                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                             April 23,
                                                                                               1998
                                                                 Three Months Ended         (Inception)
                                                                      March 31,               through
                                                              --------------------------     March 31,
                                                                  2001          2000           2001
                                                              -----------    -----------    -----------
Costs and expenses:
     Rent .................................................   $     3,000    $     3,000    $    24,000
     Professional fees ....................................         3,015          2,291         38,589
     Stock-based compensation .............................             -              -            278
     Other general and administrative .....................           162          1,354          4,540
                                                              -----------    -----------    -----------
                                             Operating loss        (6,177)        (6,645)       (67,407)

Non-operating expense:
     Loss on write-down of investment .....................             -              -        (15,000)
                                                              -----------    -----------    -----------
                                   Loss before income taxes        (6,177)        (6,645)       (82,407)

Income taxes (Note C) .....................................             -              -              -
                                                              -----------    -----------    -----------

                                                   Net loss   $    (6,177)   $    (6,645)   $   (82,407)
                                                              ===========    ===========    ===========

Basic and diluted loss
     per common share .....................................   $         *    $         *
                                                              ===========    ===========

Basic and diluted weighted average
     common shares outstanding ............................     1,161,000      1,161,000
                                                              ===========    ===========

*  Less than $.01 per common share


            See accompanying notes to condensed financial statements
4


                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                             April 23,
                                                                                               1998
                                                                 Three Months Ended         (Inception)
                                                                      March 31,               through
                                                                --------------------         March 31,
                                                                  2001         2000           2001
                                                                --------    --------        -----------

                        Net cash used in operating activities   $ (1,607)   $ (4,673)       $(52,238)
                                                                --------    --------        -----------

Cash flows from investing activities:
     Purchase of equipment ..................................          -           -            (858)
     Purchase of investment .................................          -           -         (15,000)
                                                                --------    --------        -----------
                        Net cash used in investing activities          -           -         (15,858)
                                                                --------    --------        -----------

Cash flows from financing activities:
     Proceeds from sale of common stock .....................          -           -          83,000
     Payments for offering costs ............................          -           -          (7,213)
                                                                --------    --------        -----------
                    Net cash provided by financing activities          -           -          75,787
                                                                --------    --------        -----------

Net change in cash ..........................................     (1,607)     (4,673)          7,691
     Cash, beginning of period ..............................      9,298      29,258               -
                                                                --------    --------        -----------

                                          Cash, end of period   $  7,691    $ 24,585        $  7,691
                                                                ========    ========        ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest .................................   $      -    $      -        $      -
                                                                ========    ========        ===========
     Cash paid for income taxes .............................   $      -    $      -        $      -
                                                                ========    ========        ===========


            See accompanying notes to condensed financial statements
5

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A: Basis of presentation
        ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2000 and should be read in conjunction with the notes thereto.

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

Note B: Related party transactions
        --------------------------

The Company leased office space from an affiliate on a month-to-month basis during the three months ended March 31, 2001. Rent expense for the period totaled $3,000.

In addition, the Company owed the affiliate $52 for administrative expenses at March 31, 2001, which is included in the accompanying condensed balance sheet as due to affiliate.

Note C: Income taxes
        ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Part I. Item 2. Plan of operation
------          -----------------

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

PLAN OF OPERATION
-----------------
The Company plans to raise funds through securities offerings and/or debt financing within the next twelve months. Although management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings, there can be no assurance that additional capital can be obtained. In the event that only limited additional financing is received, the Company expects its opportunities in the mining industry to be limited to partnering, joint ventures, or similar such arrangements whereby the Company joins with others having the mineral reserves and resources in addition to the financing, equipment, personnel and other resources necessary to conduct mineral exploration, development and production activities. Even if the Company succeeds in obtaining the level of funding
necessary  to  acquire  a  mining  property  or  properties,   funds  spent  for
exploration may prove worthless and/or extended periods of time may elapse between the expenditure of funds and the recognition of income from a property and, further, a mine successfully developed to the producing stage may, nevertheless, fail to produce minerals in sufficient quantity to enable the Company to realize a profit.

The Company is currently seeking opportunities for possible investments and/or business combinations with companies that may be operating outside of the Company's original business plan. No agreements were reached as of March 31, 2001.

At March 31, 2001, the Company had one employee (its sole officer and director) and, except for any potential mergers and/or acquisitions, does not anticipate materially increasing the number of employees in the next twelve months. The Company does not intend to make significant equipment purchases within the next twelve months.

Special note regarding forward-looking statements
-------------------------------------------------

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

                              MAX DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

RESULTS OF OPERATIONS
---------------------
No income-producing operations were conducted during the most recent quarter. Expenses incurred since inception have been related to legal, accounting and stock transfer agent fees, as well as rent and other general and administrative costs in order to provide stock transfer services to current shareholders and to comply with reporting as required by the Securities Exchange Act of 1934.

FINANCIAL CONDITION
-------------------
At March 31, 2001, the Company had working capital of $3,205, including cash of $7,691 and liabilities of $4,486. Working capital at March 31, 2001 decreased by $3,106 from $6,311 at December 31, 2000 primarily due to expenditures incurred during the quarter related to SEC reporting.


PART II - OTHER INFORMATION
---------------------------

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K

                  None.

SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months March 31, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                    MAX DEVELOPMENT, INC.
                                                        (Registrant)


DATE: May 18, 2001                                  BY: /s/ David C. Olson
      ------------                                      ------------------
                                                        David C. Olson
                                                        President
9