Form 10QSB
period 2001-06-30
MAX DEVELOPMENT INC
filed 2001-08-14
CIK 1089124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: June 30, 2001

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
                                                 Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $.001 par value                             1,161,000
-----------------------------                   -------------------------------
         Class                                  Number of shares outstanding at
                                                August 13, 2001

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [ X ]

                     This document is comprised of 9 pages.

FORM 10-QSB
2ND QUARTER
                                      INDEX

                                                                          Page
                                                                         ------
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

      Condensed balance sheet, June 30, 2001 (Unaudited) ...................   3

      Condensed statements of operations, three and six months
      ended June 30, 2001 (Unaudited) and 2000 (Unaudited), and
      April 23, 1998 (inception) through June 30, 2001 (Unaudited) .........   4

      Condensed statements of cash flows, six months ended
      June 30, 2001 (Unaudited) and 2000 (Unaudited), and
      April 23, 1998 (inception) through June 30, 2001 (Unaudited).. .......   5

      Notes to condensed financial statements (Unaudited) ..................   6

      Item 2.  Plan of Operation ...........................................   7

PART II - OTHER INFORMATION ................................................   8

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures ............................................................   9

Part I. Item 1. Financial information
-------         ---------------------


                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2001


                                     ASSETS

Cash .........................................................   $  2,698

Equipment, less accumulated depreciation of $477 .............        381
                                                                 --------
                                                                    3,079

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities ................   $    775
     Due to affiliate (Note B) ...............................         35
                                                                 --------
                                             Total liabilities        810
                                                                 --------

Shareholders' equity:
     Preferred stock .........................................          -
     Common stock ............................................      1,161
     Additional paid-in capital ..............................     87,904
     Deficit accumulated during development stage ............    (86,796)
                                                                 --------
                                   Total shareholders' equity       2,269
                                                                 --------

                                                                 $  3,079
                                                                 ========

            See accompanying notes to condensed financial statements

                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                            April 23,
                                                                                                              1998
                                                  Three Months Ended                Six Months Ended       (Inception)
                                                       June 30,                         June 30,              through
                                               --------------------------    --------------------------      June 30,
                                                  2001           2000           2001           2000            2001
                                               -----------    -----------    -----------    -----------    -----------
Costs and expenses:
     Contributed rent (Note B) .............   $     3,000    $     3,000    $     6,000    $     6,000    $    27,000
     Professional fees .....................         1,193          1,585          4,208          3,876         39,782
     Stock-based compensation ..............             -              -              -              -            278
     Other general and administrative ......           196            358            358          1,712          4,736
                                               -----------    -----------    -----------    -----------    -----------
                              Operating loss        (4,389)        (4,943)       (10,566)       (11,588)       (71,796)

Non-operating expense:
     Loss on write-down of investment ......             -              -              -              -        (15,000)
                                               -----------    -----------    -----------    -----------    -----------
                    Loss before income taxes        (4,389)        (4,943)       (10,566)       (11,588)       (86,796)

Income taxes (Note C) ......................             -              -              -              -              -
                                               -----------    -----------    -----------    -----------    -----------

                                    Net loss   $    (4,389)   $    (4,943)   $   (10,566)   $   (11,588)   $   (86,796)
                                               ===========    ===========    ===========    ===========    ===========

Basic and diluted loss
     per common share ......................   $         *    $         *    $         *    $         *
                                               ===========    ===========    ===========    ===========

Basic and diluted weighted average
     common shares outstanding .............     1,161,000      1,161,000      1,161,000      1,161,000
                                               ===========    ===========    ===========    ===========


*  Less than $.01 per common share

            See accompanying notes to condensed financial statements

                              MAX DEVELOPMENT, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                           April 23,
                                                                                             1998
                                                                     Six Months Ended     (Inception)
                                                                         June 30,           through
                                                                   ---------------------    June 30,
                                                                     2001        2000         2001
                                                                   --------    --------    --------

                        Net cash used in operating activities      $ (6,600)   $(11,686)   $(57,231)
                                                                   --------    --------    --------

Cash flows from investing activities:
     Purchase of equipment ...................................            -           -        (858)
     Purchase of investment ..................................            -           -     (15,000)
                                                                   --------    --------    --------
                        Net cash used in investing activities             -           -     (15,858)
                                                                   --------    --------    --------

Cash flows from financing activities:
     Proceeds from sale of common stock ......................            -           -      83,000
     Payments for offering costs .............................            -           -      (7,213)
                                                                   --------    --------    --------
                    Net cash provided by financing activities             -           -      75,787
                                                                   --------    --------    --------

Net change in cash ...........................................       (6,600)    (11,686)      2,698
     Cash, beginning of period ...............................        9,298      29,258           -
                                                                   --------    --------    --------

                                          Cash, end of period      $  2,698    $ 17,572    $  2,698
                                                                   ========    ========    ========

Supplemental disclosure of cash flow information:
     Cash paid for interest ..................................     $      -    $      -    $      -
                                                                   ========    ========    ========
     Cash paid for income taxes ..............................     $      -    $      -    $      -
                                                                   ========    ========    ========

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

Note B: Related party transactions
        --------------------------
The Company leased office space from an affiliate on a month-to-month basis during the six months ended June 30, 2001. Rent expense for the period totaled $6,000.

In addition, the Company owed the affiliate $35 for administrative expenses at June 30, 2001, which is included in the accompanying condensed balance sheet as due to affiliate.

Note C: Income taxes
        ------------
The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

The Company is currently seeking opportunities for possible investments and/or business combinations with companies that may be operating outside of the Company's original business plan. No agreements were reached as of June 30, 2001.

At June 30, 2001, the Company had one part-time employee (its sole officer and director) and, except for any potential mergers and/or acquisitions, does not anticipate materially increasing the number of employees in the next twelve months. The Company does not intend to make significant equipment purchases within the next twelve months.

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

                              MAX DEVELOPMENT, INC.
                              ---------------------
                          (A DEVELOPMENT STAGE COMPANY)

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

FINANCIAL CONDITION
-------------------
At June 30, 2001, the Company had working capital of $1,888, including cash of $2,698 and liabilities of $810. Working capital at June 30, 2001 decreased by $4,423 from $6,311 at December 31, 2000 primarily due to expenditures incurred during the period related to SEC reporting and stock transfer services.


PART II - OTHER INFORMATION

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K

                  None.

SIGNATURES



The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    MAX DEVELOPMENT, INC.
                                                        (Registrant)


DATE: August 13, 2001                                BY: /s/ David C. Olson
      ---------------                                    ------------------
                                                        David C. Olson
                                                        President
9