Form 10QSB
period 2001-09-30
MAX DEVELOPMENT INC
filed 2001-11-19
CIK 1089124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                      For Quarter Ended: September 30, 2001
                                         ------------------

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from _______________ to ______________

                        Commission File Number 000-27337

                              MAX DEVELOPMENT, INC.
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                   84-1474940
            --------                                   ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

         6025 South Quebec Street, Suite 150, Englewood, Colorado 80111
                    (Address of principal executive offices)

                                 (720) 489-8873
                                 --------------
              (Registrant's telephone number, including area code)

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
                                               Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock,  $.001 par value                        1,161,000
------------------------------                        ---------
          Class                            Number of shares outstanding at
                                                 November 19, 2001

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [ X ]

                     This document is comprised of 9 pages.
1

FORM 10-QSB
3RD QUARTER
                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Condensed balance sheet, September 30, 2001 (unaudited) .............     3

    Condensed statements of operations, three and nine months
       ended September 30, 2001 (unaudited) and 2000
       (unaudited), and April 23, 1998 (inception) through
       September 30, 2001 (unaudited)....................................     4

    Condensed statements of cash flows,  nine months ended
       September 30, 2001 (unaudited) and 2000 (unaudited),
       and April 23, 1998 (inception) through
       September 30, 2001 (unaudited) ...................................     5

    Notes to condensed financial statements (unaudited) .................     6

    Item 2.  Plan of Operation ..........................................     7

PART II - OTHER INFORMATION .............................................     8

    Item 1.  Legal Proceedings
    Item 2.  Changes in Securities
    Item 3.  Defaults Upon Senior Securities
    Item 4.  Submission of Matters to a Vote of Security Holders
    Item 5.  Other Information
    Item 6.  Exhibits and Reports on Form 8-K

    Signatures ..........................................................     9

Part I. Item 1. Financial information
-------         ---------------------

                              MAX DEVELOPMENT, INC.
                              ---------------------
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                               September 30, 2001


                                     ASSETS

Cash ........................................................   $  1,356

Equipment, less accumulated depreciation of $548 ............        310
                                                                --------

                                                                $  1,666
                                                                ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
              Accounts payable and accrued liabilities ......   $    779
              Due to affiliate (Note B) .....................         33
                                                                --------
                                            Total liabilities        812
                                                                --------

Shareholders' equity:
              Preferred stock ...............................       --
              Common stock ..................................      1,161
              Additional paid-in capital ....................     90,904
              Deficit accumulated during development stage ..    (91,211)
                                                                --------
                                   Total shareholders' equity        854
                                                                --------

                                                                $  1,666
                                                                ========


            See accompanying notes to condensed financial statements
3

                              MAX DEVELOPMENT, INC.
                              ---------------------
                          (A Development Stage Company)

                       Condensed Statements of Operations

                                   (Unaudited)

                                                                                                                April 23,
                                                                                                                  1998
                                                       Three Months Ended            Nine Months Ended         (Inception)
                                                           September 30,                September 30,            through
                                                   ----------------------------  --------------------------     Sept. 30,
                                                      2001            2000           2001           2000           2001
                                                   -----------    -----------    -----------    -----------    -----------
Costs and expenses:
     Contributed rent (Note B) .................   $     3,000    $     3,000    $     9,000    $     9,000    $    30,000
     Professional fees .........................           985          3,000          4,652          6,513         33,935
     Travel ....................................          --            2,156           --            2,767          2,767
     Stock transfer fees .......................           229            250            770            613          4,284
     Stock-based compensation ..................          --             --             --             --              278
     Other general and administrative ..........           201            805            559          1,906          4,947
                                                   -----------    -----------    -----------    -----------    -----------
                                  Operating loss        (4,415)        (9,211)       (14,981)       (20,799)       (76,211)

Non-operating expense:
     Loss on write-down of investment ..........          --             --             --             --          (15,000)
                                                   -----------    -----------    -----------    -----------    -----------
                        Loss before income taxes        (4,415)        (9,211)       (14,981)       (20,799)       (91,211)

Income taxes (Note C) ..........................          --             --             --             --             --
                                                   -----------    -----------    -----------    -----------    -----------

                                        Net loss   $    (4,415)   $    (9,211)   $   (14,981)   $   (20,799)   $   (91,211)
                                                   ===========    ===========    ===========    ===========    ===========

Basic and diluted loss
     per common share                              $       *      $       *      $     (0.01)   $     (0.02)
                                                   ===========    ===========    ===========    ===========

Basic and diluted weighted average
     common shares outstanding .................     1,161,000      1,161,000      1,161,000      1,161,000
                                                   ===========    ===========    ===========    ===========

*  Less than $.01 per common share


            See accompanying notes to condensed financial statements
4

                             MAX DEVELOPMENT, INC.
                              ---------------------
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                                        April 23,
                                                                                          1998
                                                                  Nine Months Ended   (Inception)
                                                                    September 30,       through
                                                                --------------------    Sept. 30,
                                                                  2001        2000        2001
                                                                --------    --------    --------


                        Net cash used in operating activities   $ (7,942)   $(22,713)   $(58,573)
                                                                --------    --------    --------

Cash flows from investing activities:
     Purchase of equipment ..................................       --          --          (858)
     Purchase of investment .................................       --          --       (15,000)
                                                                --------    --------    --------
                        Net cash used in investing activities       --          --       (15,858)
                                                                --------    --------    --------

Cash flows from financing activities:
     Proceeds from sale of common stock .....................       --          --        83,000
     Payments for offering costs ............................       --          --        (7,213)
                                                                --------    --------    --------
                    Net cash provided by financing activities       --          --        75,787
                                                                --------    --------    --------

Net change in cash ..........................................     (7,942)    (22,713)      1,356
     Cash, beginning of period ..............................      9,298      29,258        --
                                                                --------    --------    --------

                                          Cash, end of period   $  1,356    $  6,545    $  1,356
                                                                ========    ========    ========

Supplemental disclosure of cash flow information:
     Cash paid for interest .................................   $   --      $   --      $   --
                                                                ========    ========    ========
     Cash paid for income taxes .............................   $   --      $   --      $   --
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

Note B: Related party transactions
        --------------------------

The Company leased office space from an affiliate on a month-to-month basis during the nine months ended September 30, 2001. Rent expense for the period totaled $9,000.

In addition, the Company owed the affiliate $33 for administrative expenses at September 30, 2001, which is included in the accompanying condensed balance sheet as due to affiliate.

Note C: Income taxes
        ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note D: Subsequent Event
        ----------------

On November 16, 2001, the Company acquired ImageWorld Media Inc., ("IMI") a private company in a stock transaction ("the IMI Exchange Transaction") pursuant to a Share Exchange Agreement whereby IMI shareholders exchanged all of their shares of common stock for 293,083 newly issued shares of Series A Convertible Preferred Stock (the "Preferred Stock") and 8,190,850 newly issued shares of common stock of the Company. Each share of the Preferred Stock is convertible into fifty (50) shares of common stock of the Company.

The IMI Exchange Transaction will be accounted for as a purchase. However, since the shareholders of IMI own approximately 95% of the outstanding voting shares of the Company, they will be deemed to be the accounting acquiror and no step up in basis will be reflected and no goodwill will be recorded by the Company. This accounting treatment is consistent with the view of the Securities and Exchange Commission that the acquisition by a public shell of a private company for a significant number of shares should be accounted for at historical cost and accounted for as a reverse merger.

Part I. Item 2. Plan of operation
-------         -----------------

                              MAX DEVELOPMENT, INC.
                              ---------------------
                          (A DEVELOPMENT STAGE COMPANY)

PLAN OF OPERATION
-----------------

On November 16, 2001, the Company acquired ImageWorld Media Inc., ("IMI") a private company in a stock transaction. IMI is an international media company, registered in the United States, specializing in the production and distribution of various media content for worldwide distribution across multiple media platforms such as traditional television, film, and the Internet.

The Company, through IMI, plans to build the next generation entertainment company; utilizing a low cost digital broadcast platform to feed Asia, and the global Asian market via the Asian-based Image network. IMI is the holding company, which contains all existing assets of Interruption Television PTE, Ltd.
(ITPL). ITV has been in business since 1997 producing content and procuring global distribution for its programs. In order, to dramatically reduce costs, the bulk of its programming and content will be produced in Asia at the ITV's Singapore facilities.

The Company plans to build a global media brand by:

o Launching the Image Network, an Asian-based television network, feeding Asia and the Asian community throughout the rest of the world.
o Building a low cost digital broadcast platform utilizing advantages gained from our relationships with various satellite enterprises.
o Acquiring Direct-to-Home (DTH) license(s) for India (and other Asian nations) and utilizing our digital launch platform to launch DTH service.
o    Building a globally recognized media and entertainment brand.
o Creating a joint venture to distribute Image programming in China and Chinese programming internationally.
o Capitalize on the organization and worldwide growth of the Indian film industry.

To accomplish its goals, the Company plans to raise funds through securities offerings and/or debt financing within the next twelve months. Although management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings, there can be no assurance that additional capital can be obtained. In the event that only limited additional financing is received, the Company expects its opportunities in the media industry to be limited to partnering, joint ventures, or similar such arrangements whereby the Company joins with others having the entertainment content and distribution channels to deliver the content produced by ITV. Even if the Company succeeds in obtaining the level of funding necessary to acquire the content or production rights for certain programming, funds spent to obtain these rights may prove worthless and/or extended periods of time may elapse between the expenditure of funds and the recognition of income from a property and, further, such opportunities may still not be enough to enable the Company to realize a profit.

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

FINANCIAL CONDITION
-------------------
At September 30, 2001, the Company had working capital of $544, including cash of $1,356 and liabilities of $812. Working capital at September 30, 2001 decreased by $5,767 from $6,311 at December 31, 2000 primarily due to expenditures incurred during the period related to SEC reporting and stock transfer services.


PART II - OTHER INFORMATION
---------------------------

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K

                  None.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                MAX DEVELOPMENT, INC.
                                                (Registrant)


DATE:  November 19, 2001                        BY:   /s/ David C. Olson
       -----------------                              ------------------
                                                      David C. Olson
                                                      President

9